Form 10-K
period 2010-12-31
MedQuist Holdings Inc.
filed 2011-03-16
CIK 1441567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Commission file number 1-35069
MEDQUIST HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0676666 (I.R.S. Employer Identification No.)
9009 Carothers Parkway, Franklin, TN 37067
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(615) 261 – 1740
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value per share	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There was no active U.S. trading market for the registrant’s common stock as of June 30, 2010. The registrant’s common stock, par value $0.10 per share, began trading on The NASDAQ Global Market on February 4, 2011. The registrant’s common stock was formerly listed on the Alternative Investment Market of the London Stock Exchange (AIM) but was delisted and ceased trading on AIM on January 27, 2011. The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 30, 2010, was $123.8 million based on the closing price of the registrant’s common stock as reported on AIM on such date.
     The number of registrant’s shares of common stock, par value of $0.10 per share, outstanding as of March 11, 2011 was 42,944,706.
Documents incorporated by reference
     Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

MedQuist Holdings, Inc.
Annual Report on Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Exchange Act. Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	each of the factors discussed in this Item 1A, Risk Factors as well as risks discussed elsewhere in this report;

•	each of the matters discussed in Item 3, Legal Proceedings;

•	our ability to recruit and retain qualified MTs, MEs and other employees;

•	changes in law, including, without limitation, the impact HIPAA will have on our business; and

•	the impact of our new services and products on the demand for our existing services and products.
Except where the context otherwise requires, or where otherwise indicated, references in this report to “we,” “us,” or “our” are to MedQuist Holdings Inc. (formerly CBaySystems Holdings Limited) and its subsidiaries, references to “MedQuist Inc.” are to MedQuist Inc. and its subsidiaries and references to “Spheris” are to Spheris Inc. and its subsidiaries for the period prior to April 22, 2010 and to the business we acquired from Spheris Inc. for the period after such date.
Item 1. Business
Overview
We are a leading provider of integrated clinical documentation solutions for the U.S. healthcare system. Our end-to-end solutions convert physicians’ dictation of patient interactions, or the physician narrative, into a high quality and customized electronic record. These solutions integrate technologies and services for voice capture and transmission, automated speech recognition (ASR), medical transcription and editing, workflow automation, and document management and distribution to deliver a complete managed service for our customers. Our solutions enable hospitals, clinics, and physician practices to improve the quality of clinical data as well as accelerate and automate the documentation process, and we believe our solutions improve physician productivity and satisfaction, enhance revenue cycle performance, and facilitate the adoption and use of electronic health records.
We are the largest provider by revenue of clinical documentation solutions based on the physician narrative in the United States. The majority of lines we process are edited or transcribed utilizing approximately 14,000 medical transcriptionists (MTs) and medical editors (MEs). For the three months ended December 31, 2010, 71% was processed using ASR technology and 42% was produced offshore. Our size allows us to handle the clinical documentation requirements of many of the largest and most complex healthcare delivery networks in the United States, provides us with economies of scale, and enables us to devote significantly more resources to enhancing our solutions through research and development than most of our competitors.
We serve more than 2,400 hospitals, clinics, and physician practices throughout the United States, including 40% of hospitals with more than 500 licensed beds. The average tenure of our top 50 customers is over five years, and the majority of our revenue is from recurring services. Insights gained from our broad, long-standing customer relationships allow us to optimize our integrated solutions, and we believe that this positions us for future growth as we target new customers.

We were organized in 1998. During January of 2011 were redomiciled from the British Virgin Islands to Delaware, we changed our name from CBaySystems Holdings Ltd to MedQuist Holdings Inc., and we are a Delaware Corporation.
We have realized significant increases in both revenue and profitability as the result of two large acquisitions, MedQuist Inc., in which we acquired a majority interest in August 2008, and Spheris, which we acquired in April 2010. From 2007 to 2010, our net revenue increased from $42.2 million to $417.3 million. Over this same period, our Adjusted EBITDA, which is a non-GAAP financial performance measure, increased from $0.6 million to $85.5 million, and our Adjusted EBITDA margins expanded from 1.5% to 20.5%. For a reconciliation of our net income (loss) attributable to MedQuist Holdings Inc., to Adjusted EBITDA, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We operate in one reportable operating segment which is clinical documentation solutions for the healthcare industry. No single customer accounted for more than 10% of our revenues in any period and there is no single geographic area of concentration of revenues other than the United States.
Our industry
Growth of clinical documentation in the United States
Over the past several decades, our industry has evolved from almost exclusively in-house production to outsourced services and from labor-intensive services to technologically-enabled solutions. The market opportunity for our solutions is driven by overall healthcare utilization and cost containment efforts in the United States. Numerous factors are driving increases in the demand for healthcare services including population growth, longer life expectancy, the increasing prevalence of chronic illnesses, and expanded coverage from healthcare reform. According to a September 2010 report by the U.S. Centers for Medicare and Medicaid Services, spending on healthcare grew from $1.2 trillion in 1998 to $2.3 trillion in 2008, representing a compound annual growth rate of 7.0%. It also projects that healthcare spending will grow to reach $4.2 trillion, or 19.3% of U.S. gross domestic product, by 2018, representing a compound annual growth rate of 6.3%. At the same time, U.S. healthcare providers remain under substantial pressure to reduce costs while maintaining or improving the quality of care.
Accurate and timely clinical documentation has become a critical requirement of the growing U.S. healthcare system. Medicare, Medicaid, and insurance companies demand extensive patient care documentation. The Health Information Technology for Economic and Clinical Health Act (HITECH Act), which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (ARRA), includes numerous incentives to promote the adoption and meaningful use of electronic health records, or EHRs, across the healthcare industry. Consequently, healthcare providers are increasingly using EHRs to input, store, and manage their clinical data in a digital format. Healthcare providers that use EHRs require accurate, easy-to-use, and cost-effective means to input clinical data that are not disruptive to the physician workflow.
Importance of the physician narrative
Physicians generally use one of two methods to capture clinical data in a digital format: dictation and on-screen data entry. Dictation allows a physician to use his or her voice to document patient interactions, which is then converted into a text format or EHR record. On-screen data entry enables a physician to populate templates or drop-down menus in an EHR system, typically with a handheld or other hardware device.
In many hospital settings, dictation is the most popular method for capturing clinical data because of the many advantages it provides over on-screen data entry. From an efficiency standpoint, a physician’s time is typically the most expensive labor component of a clinical documentation process, and reducing the time required for data capture lowers costs. It is generally faster to dictate than enter data on-screen, and dictation frees up the physician to do other tasks in parallel. From a documentation standpoint, dictation allows for a flexible narration of patient interactions. Templates and drop-down menus typically restrict input to a structured format. While dictation can be converted into structured format later, it provides a more flexible method for data capture.

Market opportunity
The need to convert and manage the physician narrative represents a substantial market opportunity. Historically, in-house hospital labor was used to transcribe clinical reports using analog recordings from physicians. Later, healthcare providers began to outsource production to domestic providers and use digital formats. Today, advanced automation technologies, such as ASR and workflow platforms, and low-cost offshore resources are available to drive substantial improvements in productivity and cost.
Market segmentation and trends
While outsourcing provides many benefits, the landscape for outsourced service providers is highly fragmented with varying degrees of technological automation and offshore capabilities amongst providers. Thousands of local and regional providers offer limited services without technology offerings. A small set of national providers offer a combination of technology and services, but have varying degrees of technological sophistication and production capacity. Some vendors also focus more on pure technology, offering ASR software, with partnerships for third-party services, though most of these vendors lack production scale.
Over the last five years, technological automation and a rise in offshore capabilities have substantially decreased the cost of production and have further differentiated outsourcing providers. ASR has been a key technological driver of productivity gains. ASR converts the physician narrative into a text form which is available for editing. The effective use of this technology lowers the cost of production relative to conventional transcription services. Another key driver for cost reductions has been the increased use of offshore infrastructure and resources. Historically, most U.S. healthcare providers that outsourced their production did so to domestic service providers. With the advent of internet-based technologies and improvements in the quality and training of offshore personnel, the clinical documentation industry has seen a shift towards offshore resources to reduce costs. India is by far the most popular destination for outsourcing given relatively low wages and a highly educated English-speaking workforce.
As the industry’s cost of production has declined through increases in technological automation and offshore capabilities, the average market price for medical transcription services has also declined. This has allowed healthcare providers to participate in these economic gains. However, we believe that participants in our industry must expand their technology platforms and offshore capabilities to remain competitive.
Our competitive strengths
Our competitive strengths include:
■	Leader in a large, fragmented market — We are the largest provider by revenue of clinical documentation solutions based on the physician narrative in the United States. Our size enables us to meet the needs of large, sophisticated healthcare customers, provides economies of scale, and enables us to devote significantly more resources to research and development and quality assurance than many other providers.
■	Integrated solutions delivered as a complete managed service — We offer fully-integrated end-to-end managed services that capture and convert the physician narrative into a high quality customized electronic record. We integrate technologies and services for voice capture and transmission, ASR, medical transcription and editing, workflow automation, and document management and distribution. The end result is value-added clinical documentation with high accuracy and quick turn-around times.
■	Large and diversified customer base with long-term relationships — We serve hospitals, clinics and physician practices throughout the United States. We have a long-standing history with our customers and the majority of our revenue was from recurring services.
■	Highly-efficient operating model — Over the past two years, we have driven down our cost structure through leveraging our scalable infrastructure, standardizing processes, and increased utilization of ASR. Our use of ASR, which has grown from 39% of our volume in the fourth quarter of 2008 to 71% in the fourth quarter of 2010, has increased our productivity. Additionally, our expanding footprint in India has enabled us to increase our offshore production from 28% of our volume to 42% over this same period. The financial impact of these measures has been an improvement in gross margins during this timeframe from 34% to 42%.

■	Proven management team — We have assembled an outstanding senior leadership team with significant industry experience and domain expertise in both domestic and offshore operations. Our management team has delivered substantial results and brings an entrepreneurial spirit with proven experience in managing growth, driving operational improvements, and successfully integrating acquisitions.
Our strategy
Key elements of our strategy include:
■	Expand our customer base and increase existing customer penetration — We intend to grow our customer base by targeting three market segments: large healthcare providers still using in-house services, large healthcare providers currently using competing outsourced alternatives, and small to medium hospitals and physician practices. Given our market leadership, strong solution offerings, and low cost structure, we believe we are well positioned to both replace in-house solutions as well as displace competing outsourced alternatives for large healthcare providers. In order to increase penetration within our existing customer base, we intend to continue targeting additional healthcare clinical areas and facilities of our current customers. Additionally, as healthcare providers centralize their purchasing decisions, we believe that our ability to deliver outstanding services for large, complex requirements provides us with increasing access to new sales opportunities within our existing customer base and through existing customer relationships.
■	Continue to develop and enhance our integrated solutions — We seek to differentiate our integrated solutions through sophisticated technology and process improvement. We have more than 100 employees dedicated to research and development. Over the last year, we launched numerous enhancements, including a front end speech platform for general medicine, additional EHR system integration, and advanced performance monitoring.
■	Enhance profitability through technical and operational expertise — We have made significant improvements in productivity through business process and infrastructure improvements. Notwithstanding reductions in customer pricing, our gross margins have expanded from 34% in the fourth quarter of 2008 to 42% in the fourth quarter of 2010. Our management team has proven its ability to implement continuous process improvements and we intend to further increase offshore production and our use of technological automation, including ASR, to lower costs and enhance our profitability.
■	Facilitate the adoption and promote meaningful use of EHR systems — Our integrated solutions provide a comprehensive, accurate and effective method to incorporate physician narrative into an EHR system. We interface with substantially all of the leading EHR vendors to integrate our clinical documentation solutions and to help our customers realize the full potential of their EHR systems through the use of the physician narrative. In our experience, when EHR is adopted, customers tend to consolidate their purchase decisions, which benefit us as a leading provider of clinical documentation solutions.
■	Pursue strategic acquisitions — We believe that there are significant opportunities available to create value through strategic acquisitions. We intend to seek appropriate opportunities to grow our customer base, enhance or expand our solutions, incorporate synergy opportunities, and expand our value proposition to our customers.
Our solutions
Clinical documentation solutions for healthcare providers
We provide enterprise-class solutions for healthcare providers ranging from fully-integrated end-to-end managed services to stand-alone offerings. These solutions represent the large majority of our revenues. Our solutions enable our customers to easily access advanced technologies with confidence that their clinical documentation requirements will be completed accurately and quickly. Our industry-leading solutions integrate voice capture and transmission, ASR, transcription/editing services, workflow management, and document management and distribution capabilities. In addition, we have coding technology and services to complement our clinical documentation offerings which enhance and improve the revenue cycle.
With proprietary and licensed technologies, we enable our customers to efficiently manage their narrative-based documentation through customizable workflows. A typical workflow includes the following steps:

■	Capture — As the first step in a workflow process, users can dictate into one of several input devices, including a variety of handheld dictation devices, Smartphone applications, proprietary handsets, standard telephones, or PC-based dictation stations. Users can also use PC-based speech recognition applications for those who prefer to edit their own files in real-time. By supporting a wide array of capture methods, we provide true choice to our customers to decide which workflow best suits their needs. Users can change as needed from real-time to batch-based workflows to maximize their productivity.
■	Manage — Captured voice files are merged with patient information from our customers’ information systems and EHRs where they are loaded into our enterprise platform for processing. The platform balances production resources across both in-house and outsourced personnel, and its web-based management capabilities allow administrators to easily manage workflows from anywhere at any time. We generate draft reports using speech recognition technology which are reviewed by our Medical Editors (MEs). We can also use conventional transcription services from our Medical Transcriptionists (MTs). To maintain high quality and efficiency, our platform automatically matches voice files from various specialties and acuity levels to the MTs or MEs with the appropriate skill sets. It also includes random quality checks to give timely feedback to our personnel. Turn-around time is an important metric for our customers, and so the system optimizes processing to ensure we fulfill our contracted service level agreements, which typically range from one hour to 48 hours. In addition, the platform provides real-time access for our customers to not only see into their work moving through the system, but provides dashboard metrics and reporting to help manage their enterprises.
■	Analyze — Completed reports are routed back to physicians or other healthcare professionals for review, final editing (as required), and authentication. These reports are then available to drive additional value added services, such as coding, data abstraction for analytics, measures reporting, and billing services. We provide customers with sophisticated reporting capabilities and integrated electronic signature solutions to simplify and accelerate the review of their clinical reports. We use Quantify™, our patent-pending natural language processing technology, to convert final reports into structured documentation formats.

This technology allows us to scan health records for information needed by the customer to fulfill their regulatory and local reporting requirements. This technology can also be used to structure documentation in the health record for use in populating EHRs and for data analysis.
■	Distribute — After being approved by the physician, electronic records are distributed. We provide a fully featured distribution solution for printing, faxing and electronic distribution to referring physicians. We have developed thousands of interfaces with major, mid-level and proprietary hospital information systems, radiology information systems, health information repositories and electronic health record (EHR) systems. Our solution supports HL7 and XML-based formats which further allows us to meet the needs of each individual customer. Throughout the entire workflow, our managed service platform maintains security measures and audit trails in full compliance with the Health Insurance Portability and Accountability Act of 1996 (HIPAA) privacy and security standards and regulations and the protection of the confidentiality of patient information.
In delivering these customized workflows, we offer a variety of software products. These can work either as stand-alone solutions or as integrated solutions with our other managed services. These solutions include:
■	DocQment Enterprise Platform (DEP) — Our core platform provides a powerful and flexible transcription solution that integrates the process of dictation, transcription, speech recognition, editing, and document delivery into a unified clinical information management workflow. We offer the platform typically as a managed service. For those customers that prefer to use their own services, we also offer it on a license basis. Our platform provides a high performance and highly customizable clinical documentation workflow. It integrates with every major hospital system vendor, such as Epic, Cerner and Meditech.
■	SpeechQ — Our front-end speech recognition family of solutions enables physicians to dictate, edit, and sign their reports in real-time. With workflows customized for numerous medical practices, such as radiology and general medicine, SpeechQ offers end-to-end workflows that combine voice commands and dictation. SpeechQ integrates with our enterprise platform in scenarios where a physician prefers to send text to our editors for review. It interfaces with EHRs and other healthcare systems to allow patient demographic information to be automatically populated, updated, and distributed in real-time. Our newest SpeechQ offering, SpeechQDirect can voice-enable customer EHRs to drive greater adoption, which will assist them in realizing incentive funds from the government for that adoption. Healthcare providers can now use their voice in addition to keyboard and mouse to seamlessly interact with their desktop clinical applications, including the dictation of medical narrative and speech-based navigation within 3rd party applications. Using this solution, providers can improve documentation efficiency and avoid the trap of template-based point-and-click systems, augmenting discretely captured data with a narrative of the patient’s story.
■	CodeRunnerCAC — Our web-based workflow and workforce management system manages the entire coding process for our customers. Health records are fed into the system where natural language processing technology scans the information and delivers suggested codes to the hospital coding staff. This allows them to become more accurate, reduce turnaround time and increase productivity. All of these factors contribute to increased revenue and improved cash flow by shortening the revenue cycle and making fewer errors that can result in denials by payors.
■	DocQVoice — Our web-based enterprise digital voice capture and transport solution is deployed at the customer’s location and integrates with both our enterprise platform and legacy dictation systems.

Selling and marketing
We employ more than 100 personnel in our sales force and account management organization. Our sales force is focused on new customer sales opportunities including both the conversion of customers that are using in-house solutions as well as the displacement of competitive offerings. This sales organization employs consultative sales techniques to deliver customized programs and solutions that respond to the customer’s unique requirements. Our account management organization is responsible for continuity of our current customer relationships and the expansion of those relationships to include additional services, facilities, or work types.
We complement our sales efforts with numerous marketing initiatives, including:
■	attending and sponsoring industry trade shows of national organizations, such as the American Health Information Management Association, Healthcare Information and Management Systems Society, Association for Healthcare Documentation Integrity, Radiological Society of North America, Society for Imaging Informatics in Medicine, and Medical Transcription Industry Alliance;

■	participating in work groups and leadership committees of the industry associations; and

■	advertising in trade journals related to our industry.
Operations
We serve our customers 24 hours a day, seven days a week with our integrated clinical documentation solutions. We use ASR in most of our production, which we complement with skilled, English-speaking MTs and MEs.
Technology
Technology development
We devote substantial resources to research and development to ensure that our solutions meet both current and future customer requirements. As of December 31, 2010, we employed a development staff of approximately 130 employees. Our development staff has expertise in multiple disciplines, including service oriented architectures, web-based clients, high volume transactional databases, data warehouses, web services and integration with third-party systems. We also utilize third party resources for some for specific technologies, such as ASR, capture-assisted codes, encoders, databases, portal technologies and reporting. Much of the technology in our integrated solutions is proprietary. Our development personnel follow a rigorous development methodology that ensures repeatable, high quality and timely delivery of solutions.
ASR is a key component of our narrative-based solutions, and we license software for a portion of our ASR capabilities. We dual source ASR software licenses.
Technology operations
Our clinical documentation solutions are hosted by us and accessed using high-speed internet connections or private network connections. We have devoted significant resources to producing software applications and managed services to meet the functionality and performance expectations of our customers. We use commercially available hardware and a combination of proprietary and commercially-available licensed software to provide our clinical documentation solutions.
Competition
Because we integrate technologies and services, we compete with companies in a number of different sectors. These competitors include:
■	in-house service departments of healthcare providers, which we believe produce the majority of clinical documentation today based on the physician narrative;

■	national medical transcription service providers, such as Focus Informatics, Inc. (a subsidiary of Nuance Communications, Inc. (Nuance)), Transcend Services, Inc., and Webmedex, Inc.;
■	local or regional medical transcription service organizations;
■	ASR software vendors, such as Nuance and Multimodal Technologies, Inc. (Multimodal), which market ASR as a means to reduce clinical documentation labor; and
■	EHR software vendors which promote their systems as a replacement to narrative-based input by using on-screen templates and drop-down boxes for data entry.
Competition for our integrated clinical documentation solutions is based primarily on the following factors:
■	accuracy and timeliness of documentation produced;

■	capacity to handle large volumes and complex workflows;

■	ability to provide fully-integrated end-to-end solutions;

■	ease of upgrades and ability to add complementary offerings;

■	physician acceptance and productivity;

■	pricing;

■	analytics provided to customers;

■	domestic or offshore production capabilities;

■	time to implement for new customers; and

■	financial stability.
We believe we compete effectively on all of the above criteria. We provide fully integrated end-to-end managed services that translate the physician narrative into a customized electronic record with high accuracy and low turn-around time. We believe that our production cost structure allows us to offer competitive prices while continuing to invest in the development of new technologies and services. We have the largest production capacity in our industry, which we believe strengthens our operational capabilities and assists us in meeting customer demands for timely implementation of our solutions for new accounts.
Government regulation
The provision of clinical documentation solutions is heavily regulated by federal and state statutes and regulations. We and our healthcare customers must comply with a variety of requirements, including HIPAA and other restrictions regarding privacy, confidentiality, and security of health information.
We have structured our operations to comply with HIPAA and other regulatory and contractual requirements. We have implemented appropriate safeguards related to the access, use, or disclosure of protected health information (PHI), to address the privacy and security of PHI consistent with our regulatory and contractual requirements. We also train our personnel regarding HIPAA and other requirements. We have made and continue to make investments in systems to support customer operations that are regulated by HIPAA and other regulations. Because these standards are subject to interpretation and change, we cannot predict the future impact of HIPAA or other regulations on our business and operations.

HIPAA and HITECH Act
HIPAA establishes a set of national privacy and security standards for protecting the privacy, confidentiality and security of PHI. Under HIPAA, health plans, healthcare clearinghouses, and healthcare providers, together referred to as covered entities for purposes of HIPAA, and their business associates must meet certain standards in order to protect individually identifiable health information. The HITECH Act which was enacted into law on February 17, 2009 as part of the ARRA, enhances and strengthens the HIPAA privacy and security standards and makes certain provisions of HIPAA applicable to business associates of covered entities.
As part of the operation of our business, our customers provide us with certain PHI, and we are considered to be a business associate of most of our customers for purposes of HIPAA. The provisions of HIPAA require our customers to have agreements in place with us whereby we are required to appropriately safeguard the PHI we create or receive on their behalf. As a business associate, we also have statutory and regulatory obligations under HIPAA. We are bound by our business associate agreements to use and disclose PHI in a manner consistent with HIPAA in providing services to those covered entities.
We and our customers are also subject to HIPAA security regulations that require the implementation of certain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of electronic protected health information (EPHI). We are required by regulation and contract to protect the security of EPHI that we create, receive, maintain or transmit for our customers consistent with these regulations. These requirements include implementing administrative, physical and technical safeguards that reasonably and appropriately protect the confidentiality, integrity and availability of such EPHI. To comply with our regulatory and contractual obligations, we may have to reorganize processes and invest in new technologies. On February 17, 2010, we became directly subject to HIPAA’s criminal and civil penalties for any breaches of our privacy and security obligations.
Other restrictions regarding privacy, confidentiality, and security of health information
In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to, confidentiality and security of PHI. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. In many cases, these state laws are not preempted by the HIPAA privacy and security standards.
Intellectual property
We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements, license agreements, contractual provisions and other measures to protect our proprietary rights. We have a number of registered trademarks in the United States and abroad, including MedQuist® and SpeechQ®. We have common law rights over a number of unregistered trademarks. We also own a limited number of United States and foreign patents and patent applications that relate to our products, processes and technologies.
We dual source license ASR software that we incorporate into our transcription platforms and other products.
We license speech recognition and processing software from Nuance, pursuant to a licensing agreement entered into in November 2009. Under our agreement with Nuance, we pay a licensing fee based upon a per line charge for each transcribed line of text processed using the software licensed from Nuance. Our licensing agreement with Nuance expires in June 2015. Thereafter, upon written notice to Nuance, we have the right to renew the licensing agreement for two successive periods of five years each on the same terms (except pricing) and conditions of the licensing agreement then in effect.
Nuance granted us co-ownership rights to and interests in its SpeechQ product in exchange for a fixed sum, pursuant to a supply agreement entered into in November 2009. The supply agreement also provides that we receive, in exchange for periodic fees, the exclusive right in the United States, Canada and certain Caribbean islands to sell, service and deliver SpeechQ. Our supply agreement with Nuance expires in June 2015. Upon written notice to Nuance, we have the right to renew the agreement for two successive terms of five years each on the same terms (except pricing) and conditions of the agreement then in effect.
We also license the speech recognition and processing software used for SpeechQ from Nuance, under a separate licensing agreement entered into in November 2009. Under this agreement, we pay a licensing fee based on total number of individual users or named-user licenses per customer order. This agreement expires in June 2015. Thereafter, upon written notice to Nuance, we have the right to renew the licensing agreement for two successive periods of five years each on the same terms (except pricing) and conditions of the licensing agreement then in effect.
We also license speech recognition and processing software from Multimodal. Our principal license agreement with Multimodal was entered into in March 2010. Under that licensing agreement, we pay Multimodal a monthly fee in exchange for a fixed number of minutes of recording. Each minute of recording that exceeds the fixed number is charged at a specified rate per minute. Our agreement with Multimodal expires in April 2013. Thereafter, the agreement automatically renews and is extended for up to seven additional successive one-year periods, unless we notify Multimodal in writing of our election not to extend at least sixty days prior to the last day of the term. We are in discussions with Multimodal regarding an amendment to the license agreement that would modify the structure of the term of the agreement. As part of that modified structure, we would have the ability to use the software licensed under the agreement through April 2021. In the event of a change of control that results in a direct competitor of Multimodal having, directly or indirectly, a 50% or greater ownership interest in us, or 50% or more of the voting control of us, or in the event we, through any acquisition of a direct competitor of Multimodal, begin selling or licensing a software product other than Multimodal’s that is directly competitive with such technology, Multimodal shall have the right to terminate its agreement with us.
Employees
As of December 31, 2010, we had more than 12,000 employees in the United States and India. Most of our employees are MTs and MEs involved in the production and quality assurance of clinical documentation.
We believe we have good relationships with our employees. Our employees are not subject to collective bargaining agreements or union representation.
Recent developments
U.S. initial public offering
On January 27, 2011, we changed our name from CBaySystems Holdings Limited to MedQuist Holdings Inc. and re-domiciled from a British Virgin Islands company to a Delaware corporation and authorized 300 million shares of common stock par value at $0.10 per share and 25 million shares of preferred stock at $0.10 par value per share. In connection with our re-domiciliation, we adjusted the number of our shares outstanding through a reverse share split pursuant to which every 4.5 shares of our common stock outstanding prior to our re-domiciliation was converted into one share of our common stock upon our re-domiciliation. Our re-domiciliation and reverse share split resulted in no change to our common stockholders’ relative ownership interests in us.
In February 2011, we completed our U.S. initial public offering of common stock selling 3.0 million of our shares of common stock at an offer price of $8.00 per share, resulting in gross proceeds to us of $24.0 million and net proceeds to us after underwriting fees of $22.3 million. Our common stock is listed on The NASDAQ Global Market under the symbol “MEDH.”

Private Exchange
Certain of MedQuist Inc.’s noncontrolling stockholders entered into an exchange agreement, or the Exchange Agreement, with us, whereby we issued 4.8 million shares of our common stock in exchange for their 4.8 million shares of MedQuist Inc. common stock. We refer to this transaction as the Private Exchange. The Private Exchange was completed on February 11, 2011 and increased our ownership in MedQuist Inc. from 69.5% to 82.2%.
Registered Exchange Offer
In addition to the Private Exchange referred to above, in February 2011, we commenced our public exchange offer, or Registered Exchange Offer, to those noncontrolling MedQuist Inc. stockholders who did not participate in the Private Exchange to exchange shares of our common stock for shares of MedQuist Inc. common stock. The Registered Exchange Offer expired on March 11, 2011. We have accepted for, and consummated the exchange of MedQuist Inc. shares of common stock that were validly tendered in the Registered Exchange Offer. As a result of the Registered Exchange Offer, we increased our ownership in MedQuist Inc. from 82.2% to approximately 97%.
Available Information
     All periodic and current reports, registration statements, and other filings that we are required to file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (Exchange Act), are available free of charge from the SEC’s website (www.sec.gov) or public reference room at 100 F Street N.E., Washington, DC 20549 (1-800-SEC-0330) or through our website at www.medquistholdings.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, MedQuist Holdings Inc., 9009 Carothers Parkway Franklin, TN 37067. The website addresses included in this report are for identification purposes. The information contained therein or connected thereto are not intended to be incorporated into this report.
Item 1A. Risk Factors
Risks related to our business
We compete with many others in the market for clinical documentation solutions which may result in lower prices for our services, reduced operating margins and an inability to maintain or increase our market share.
We compete with other outsourced clinical documentation solutions companies in a highly fragmented market that includes national, regional and local service providers, as well as service providers with global operations. These companies have services that are similar to ours, and certain of these companies are substantially larger or have significantly greater financial resources than we do. We also compete with the in-house medical transcription staffs of our customers and potential customers. There can be no assurance that we will be able to compete effectively against our competitors or timely implement new products and services. Many of our competitors attempt to differentiate themselves by offering lower priced alternatives to our outsourced medical transcription services and customers could elect to utilize less comprehensive solutions than the ones we offer due to the lower costs of those competitive products. Some competition may even be willing to accept less profitable business in order to grow revenue. Increased competition and cost pressures affecting the healthcare markets in general may result in lower prices for our services, reduced operating margins and the inability to maintain or increase our market share.
Our business is dependent upon the continued demand for transcription services. If EHR companies produce alternatives to medical transcription that reduce the need for transcription, the demand for our solutions could be reduced.
EHR companies’ solutions for the collection of clinical data typically require physicians to directly enter and organize patient information through “point-and-click” templates which attempt to reduce or eliminate the need for transcription. A second alternative to conventional transcription involves a physician dictating a record of patient encounters and receiving a speech-recognized draft of their dictation, which the physician can self-edit. There is significant uncertainty and risk as to the demand for, and market acceptance of, these solutions for the creation of electronic clinical documentation. In the event that these and other solutions are successful and gain wide acceptance, the demand for our solutions could be reduced and our business, financial condition and results of operations could be adversely affected.
Our growth is dependent on the willingness of new customers to outsource and adopt our technology platforms.
We plan to grow, in part, by capitalizing on perceived market opportunities to provide our services to new customers. These new customers must be willing to outsource functions which may otherwise have been performed within their organizations, adopt new technologies and incur the time and expense needed to integrate those technologies into their existing systems. For example, the up-front cost and time involved in changing medical transcription providers or in converting from an in-house medical transcription department to an outsourced provider may be significant. Many customers may prefer to remain with their current provider or keep their transcription in-house rather than invest the time and resources required for the implementation of a new system. Also, as the maintenance of accurate medical records is a critical element of a healthcare provider’s ability to deliver quality care to its patients and to receive proper and timely reimbursement for the services it renders, potential customers may be reluctant to outsource or change providers of such an important function.
Our success will depend on our ability to support existing technologies as well as to adopt and integrate new technology into our workflow platforms.
Our ability to remain competitive in the clinical documentation industry is based, in part, on our ability to develop, utilize and support technology in the services and solutions that we provide to our customers. As our customers advance technologically, we must be able to effectively integrate our solutions with their systems and provide advanced data collection technology. We also may need to develop technologies to provide service systems comparable to those of our competitors as they develop new technology. If we are unable to effectively develop and integrate new technologies, we may not be able to compete effectively with our competitors. In addition, if the cost of developing and integrating new technologies is high, we may not realize our expected return on investment.
Technology innovations in the markets that we serve may create alternatives to our products and result in reduced sales.
Technology innovations to which our current and potential customers might have access could reduce or eliminate their need for our products. A new or other disruptive technology that reduces or eliminates the use of one or more of our products could negatively impact the sale of these products. Our failure to develop, introduce or enhance products able to compete with new technologies in a timely manner could have an adverse effect on our business, results of operation and financial condition.
Many of our customer contracts are terminable at will by our customers, and our ability to sustain and grow profitable operations is dependent upon the ability to retain customers.
Many of our contracts can be terminated at will by our customers. If a significant number of our customers were to cancel or materially change their commitments with us, we could have significantly decreased revenue, which would harm our business, operating results and financial condition. We must, therefore, engage in continual operational support and sales efforts to maintain revenue stability and future growth with these customers. If a significant number of our customers terminate or fail to renew their contracts with us, our business could be negatively impacted if additional business is not obtained to replace the business which was lost.
Customer retention is largely dependent on providing quality service at competitive prices. Customer retention may be impacted by events outside of our control, such as changes in customer ownership, management, financial condition and competitors’ sales efforts. If we experience a higher than expected rate of customer attrition the resulting loss of business could adversely affect results of operations and financial condition.
Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to pursue our growth strategy or to react to changes in the economy or our industry, and our debt obligations include restrictive covenants which may restrict our operations or otherwise adversely affect us.
As of December 31, 2010 we have approximately $294.5 million of indebtedness outstanding, consisting of $200.0 million of Term Loan debt under our Senior Secured Credit Facility, $85.0 million of Senior Subordinated Notes and other indebtedness consisting of capital leases and borrowings under other credit facilities, and we may incur additional indebtedness in the future. Our net interest expense for the year ended December 31, 2010 and 2009 was $19.3 million and $9.0 million. Our variable rate indebtedness bears interest at LIBOR plus 5.50% with a LIBOR floor of 1.75%. Because the LIBOR floor is currently in effect, a 1.25% increase in LIBOR above current LIBOR levels would not increase our effective interest rate. A 1.0% increase in the interest rate above this floor would impact our interest expense by approximately $2.0 million. This indebtedness could have important negative consequences to our business, including:
■	increasing the difficulty of our ability to make payments on our outstanding debt;
■	increasing our vulnerability to general economic and industry conditions because our debt payment obligations may limit our ability to use our cash to respond to or defend against changes in the industry or the economy;
■	requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
■	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
■	limiting our ability to pursue our growth strategy; and
■	placing us at a disadvantage compared to our competitors who are less leveraged and may be better able to use their cash flow to fund competitive responses to changing industry, market or economic conditions.
In addition, under our debt financing agreements, we must abide by certain financial and other restrictive covenants that, among other things, require us to maintain a minimum consolidated interest coverage ratio, a maximum total leverage ratio and a maximum consolidated senior leverage ratio. Upon a breach of any of the covenants in our debt financing agreements, the lenders could declare us to be in default and could further require any outstanding borrowings to be immediately due and payable, and terminate all commitments to extend further credit.
We are dependent on third party speech recognition software incorporated in certain of our technologies, and the inability to maintain, support or enhance such third party software over time could harm our business.
We license speech recognition software from third parties, both of which are competitors, which we incorporate into several of our key products and solutions. Our ability to continue to sell and support these products and solutions depends on continued support from these licensors. If we were to experience the loss of one of these licenses, the portion of our business that relies on this software would be adversely affected while we transitioned it to the software provided under our other license. If we were to experience the loss of both of these licenses at any one time, our business would be adversely affected until we identify, license and integrate, or develop and integrate equivalent software, which we may be unable to do. There can be no assurance that such third party licensors will continue to invest the appropriate levels of resources in the software to maintain and enhance the capabilities of the software and if such third party licensors do not continue to develop their products, the development of our solutions to meet the requirements of our customers and potential customers could be adversely affected.
Our use of open source and third-party software could impose unanticipated conditions or restrictions on our ability to commercialize our solutions.
We incorporate open source software into our workflow solutions platforms and other software solutions. Open source software is accessible, usable and modifiable by anyone, provided that users and modifiers abide by certain licensing requirements. Under certain conditions, the use of some open source code to create derivative code may obligate us to make the resulting derivative code available to others at no cost. The circumstances under which our use of open source code would compel us to offer derivative code at no cost are subject to varying judicial interpretations, and we cannot guarantee that a court would not require certain of our core technology be made available as open source code. The use of such open source code may also ultimately require us to take remedial action, such as replacing certain code used in our products, paying a royalty to use some open source code, making certain proprietary source code available to others or discontinuing certain products, any of which may divert resources away from our development efforts.
We may also find that we need to incorporate certain proprietary third-party technologies, including software programs, into our products in the future. Licenses to relevant third-party technologies may not be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed and integrated into our current products. Such delays could materially adversely affect our business, operating results and financial condition.
Our ability to expand our business depends on our ability to effectively manage our domestic and offshore production capacity, which we may not be able to do.
Our success depends, in part, upon our ability to effectively manage our domestic and offshore production capacity, including our ability to attract and retain qualified MTs and MEs who can provide accurate medical transcription. We must also effectively manage our offshore transcription labor pool, which is currently located in India. If the productivity of our Indian employees does not outpace any increase in wages, our profits could suffer. Because medical transcription is a skilled position in which experience is valuable, we require that our MTs and MEs have substantial experience or receive substantial training before being hired. Competition may force us to increase the compensation and benefits paid to our MTs and MEs, which could reduce our operating margins and profitability.
If we fail to comply with contractual obligations and applicable laws and regulations governing the handling of patient identifiable medical information, we could suffer material losses or be adversely affected by exposure to material penalties and liabilities.
As part of the operation of our business, our customers provide us with certain patient identifiable medical information. Although many regulatory and governmental requirements do not directly apply to our operations, we and our hospital and other healthcare provider customers must comply with a variety of requirements related to the handling of patient information, including laws and regulations protecting the privacy, confidentiality and security of protected health information, or PHI. Most of our customers are covered entities under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and, in many of our relationships, we function as a business associate. The provisions of HIPAA, require our customers to have business associate agreements with us under which we are required to appropriately safeguard the PHI we create or receive on their behalf. Further, we and our customers are required to comply with HIPAA security regulations that require us and them to implement certain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of electronic PHI, or EPHI. We are required by regulation and contract to protect the security of EPHI that we create, receive, maintain or transmit for our customers consistent with these regulations. To comply with our regulatory and contractual obligations, we may have to reorganize processes and invest in new technologies. We also are required to train personnel regarding HIPAA requirements. If we, or any of our MTs, MEs or subcontractors, are unable to maintain the privacy, confidentiality and security of the PHI that is entrusted to us, we and/or our customers could be subject to civil and criminal fines and sanctions and we could be found to have breached our contracts with our customers.
We are bound by business associate agreements with covered entities that require us to use and disclose PHI in a manner consistent with HIPAA in providing services to those covered entities. The HITECH Act, which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009, or ARRA, enhances and strengthens the HIPAA privacy and security standards and makes certain provisions applicable to “business associates” of covered entities. As of February 17, 2010, some provisions of HIPAA apply directly to us. In addition, the HITECH Act creates new security breach notification requirements. The direct applicability of the new HIPAA Privacy and Security provisions will require us to incur additional costs and may restrict our business operations. In addition, these new provisions will result in additional regulations and guidance issued by the United States Department of Health and Human Services and will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers.
Since February 17, 2010, we have been directly subject to HIPAA’s criminal and civil penalties for breaches of our privacy and security obligations.
Security and privacy breaches in our systems may damage customer relations and inhibit our growth.
The uninterrupted operation of our hosted solutions and the confidentiality and security of third-party information is critical to our business. Any failures or perceived failures in our security and privacy measures could have a material adverse effect on our financial position and results of operations. If we are unable to protect, or our customers perceive that we are unable to protect, the security and privacy of our electronic information, our growth could be materially adversely affected. A security or privacy breach may:
■	cause our customers to lose confidence in our solutions;

■	harm our reputation;

■	expose us to liability; and

■	increase our expenses from potential remediation costs.
While we believe that we use proven applications designed for data security and integrity to process electronic transactions, there can be no assurance that our use of these applications will be sufficient to address changing market conditions or the security and privacy concerns of existing and potential customers.
Our business depends on the reliable and secure operation of our computer hardware, software, Internet applications and data centers.
A substantial portion of our business involves the transfer of large amounts of data to and from our workflow platforms. These workflow platforms, and their underlying technologies, are designed to operate and to be accessible by our customers 24 hours a day, seven days a week. Network and information systems, the Internet and other technologies are critical to our business activities. We have periodically experienced short term outages with our workflow platforms that have not significantly disrupted our business. However, a long term outage could adversely affect our ability to provide service to our customers.
We also perform data center and/or hosting services for certain customers, including the storage of critical patient and administrative data. Failure of public power and backup generators, impairment of telecommunications lines, a “concerted denial of service cyber attack,” damage (environmental, accidental, intentional or pandemic) to the buildings, the equipment inside the buildings housing our data centers, the customer data contained therein and/or the personnel trained to operate such facilities could cause a disruption in operations and negatively impact customers who depend on us for data center and system support services. Any interruption in operations at our data centers and/or customer support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new customers, result in revenue loss, create potential liabilities for our customers and us and increase insurance and other operating costs.
Recent and proposed legislation and possible negative publicity may impede our ability to utilize offshore production capabilities.
Certain state laws that have recently been enacted and bills introduced in recent sessions of the U.S. Congress seek to restrict the transmission of personally identifiable information regarding a U.S. resident to any foreign affiliate, subcontractor or unaffiliated third party without adequate privacy protections or without providing notice of the transmission and an opportunity to opt out. Some of the proposals would require patient consent. If enacted, these proposed laws would impose liability on healthcare businesses arising from the improper sharing or other misuse of personally identifiable information. Some proposals would create a private civil cause of action that would allow an injured party to recover damages sustained as a result of a violation of the new law. A number of states have also considered, or are in the process of considering, prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the U.S. Further, as a result of concerns regarding the possible misuse of personally identifiable information, some of our customers have contractually limited our ability to use MTs and MEs located outside of the U.S. The effect of these proposals would be to limit our ability to utilize our lower-cost offshore production facilities for affected customers, which could adversely affect our operating margins.
Any change in legislation, regulation or market practices in the United States affecting healthcare or healthcare insurance may materially adversely affect our business and results of operations.
Over the past twenty years the U.S. healthcare industry has experienced a variety of regulatory and market driven changes to how it is operated and funded. Further changes, whether by government policy shift, insurance company changes or otherwise, may happen, and any such changes may adversely affect the U.S. healthcare information and services market. As business process outsourcing and “off-shoring” have grown in recent years, concerns have also grown about the impact of these phenomena on jobs in the United States. These concerns could drive government policy in a way which is disadvantageous to us. Further, if government regulation or market practices leads to fewer individuals seeking medical treatment, we could experience a decline in our processed volumes.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions in India.
A significant portion of our operations is located in India. Multiple factors relating to our Indian operations could have a material adverse effect on our business, financial condition and results of operations. These factors include:
■	changes in political, regulatory, legal or economic conditions;

■	governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments;

■	civil disturbances, including terrorism or war;

■	political instability;

■	public health emergencies;

■	changes in employment practices and labor standards;

■	local business and cultural factors that differ from our customary standards and practices; and

■	changes in tax laws.
In addition, the Indian economy may differ favorably or unfavorably from other economies in several respects, including the growth rate of GDP, the rate of inflation, resource self-sufficiency and balance of payments position. The Indian government has traditionally exercised and continues to exercise a significant influence over many aspects of the Indian economy. Further actions or changes in policy, including taxation, of the Indian central government or the respective Indian state governments could have a significant effect on the Indian economy, which could adversely affect private sector companies, market conditions and the success of our operations.
U.S. and Indian transfer pricing regulations require that any international transactions involving associated enterprises are undertaken at an arm’s length price. Applicable income tax authorities review our tax returns and if they determine that the transfer prices we have applied are not appropriate, we may incur increased tax liabilities, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby materially reducing our profitability and cash flows. Indian tax authorities reviewed our transfer pricing practices at Spheris India Pvt. Ltd. for tax years ended March 2004 and 2005, prior to our ownership of Spheris, and concluded that the transfer price was not at arms’ length. They assessed additional taxes for these years, which we have paid or fully reserved. However, we continue to dispute this assessment and the matter is currently under appeal.
We are exposed to fluctuations of the value of the Indian rupee against the U.S. dollar, which could adversely affect our operations.

Although our accounts are prepared in U.S. dollars, much of our operations are carried out in India with payments to staff and suppliers made in Indian Rupees. The exchange rate between the Indian Rupee and the U.S. dollar has changed substantially and could fluctuate in the future. Movements in the rate of exchange between the Indian Rupee and the U.S. dollar could result in increases or decreases in our costs and earnings, and may also affect the book value of our assets located outside the United States and the amount of our equity.
We are highly dependent on certain key personnel and the loss of any or all of these key personnel may have an adverse impact upon future performance.
Our operations and future success are dependent upon the existence and expertise in this sector of certain key personnel. The loss of services of any of these individuals for any reason or our inability to attract suitable replacements would have a material adverse effect on the financial condition of our business and operations.
We have grown, and may continue to grow, through acquisitions, which could dilute existing stockholders and could involve substantial integration risks.
As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. We may issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of the acquisition. We may also incur additional debt in connection with future acquisitions, which may place additional restrictions on the ability to operate the business. Furthermore, prior acquisitions have required substantial integration and management efforts. Acquisitions involve a number of risks, including:
■	difficulty in integrating the operations and personnel of the acquired businesses, including different and complex accounting and financial reporting systems;
■	potential disruption of ongoing business and distraction of management;
■	potential difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of finance and accounting systems;

■	difficulty in incorporating acquired technology and rights into products and technology;

■	unanticipated expenses and delays in completing acquired development projects and technology integration;

■	management of geographically remote offices and operations;

■	impairment of relationships with partners and customers;

■	customers delaying purchases or seeking concessions pending resolution of integration between existing and newly acquired services or technology platforms;

■	entering markets or types of businesses in which management has limited experience; and

■	potential loss of customers or key employees of the acquired company.
As a result of these and other risks, we may not realize anticipated benefits from acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could materially and adversely affect our business and results of operations.
We are subject to additional regulatory compliance requirements, including section 404 of the Sarbanes-Oxley Act of 2002. If we fail to maintain an effective system of internal controls, our reputation and our business could be harmed.
As a U.S. public company, our ongoing compliance with various rules and regulations, including the Sarbanes-Oxley Act of 2002, will increase our legal and finance compliance costs and will make some activities more time-consuming and costly. These rules and requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control over financial reporting in our annual reports filed with the SEC. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by The NASDAQ Global Market, the SEC, or other regulatory authorities. As a result, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Irrespective of compliance with these rules and regulations, including the requirements under the Sarbanes-Oxley Act, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our business and reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors.
Our ability to use our net operating loss carryforwards may be limited.
As of December 31, 2010, we had approximately $102 million of federal net operating loss, or NOL, carryforwards to offset future taxable income, which will begin to expire in 2025 if not utilized, and approximately $286 million of state NOLs. Under the relevant federal and state tax provisions currently in effect, certain substantial cumulative changes in our ownership may further limit the amount of NOL carryforwards that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, imposes limitations on a company’s ability to use NOL carryforwards if such company experiences a more-than-50-percent ownership change, or an ownership shift, over a three-year testing period. We believe that, as a result of our initial public offering or as a result of future issuances of capital stock, it is possible that such an ownership change may occur. If we experience an ownership change, our ability to use our United States federal and state NOL carryforwards in any future periods may be restricted. If we are limited in our ability to use our NOL carryforwards, we will pay more taxes than if we were able to utilize such NOL carryforwards fully. As a result, any inability to use our NOL carryforwards could adversely affect our financial condition and results of operations.
We may not own 100% of the stock of MedQuist Inc.
We currently own approximately 97% of MedQuist Inc. In connection with the proposed settlement of the Shareholder Litigation described in Item 3. Legal proceedings, we have agreed to conduct a short-form merger to acquire the remaining shares of MedQuist Inc. common stock that we do not currently own at the same exchange ratio applicable under the Registered Exchange Offer. The settlement of the Shareholder Litigation is conditioned upon, among other things, execution of a final Stipulation of Settlement, notice to all class members, a fairness hearing and final approval of the settlement by the court. If these conditions are not met and we do not acquire 100% ownership of MedQuist Inc., our interests in MedQuist Inc. could conflict with the interests of MedQuist Inc.’s other stockholders and our costs and our ability to operate our businesses on a fully consolidated basis could be adversely affected.

Our largest stockholder may exercise significant control over our company.
Affiliates of SAC PCG, our largest stockholder, will beneficially own in the aggregate shares representing approximately 34% of our outstanding capital stock. Furthermore, we have entered into a Stockholders Agreement with affiliates of SAC PCG pursuant to which they have the right to nominate to our board three, two or one directors for so long as they own at least 20%, 10% or 5% of our voting power, respectively. This concentration of ownership of our shares and the Stockholders Agreement could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of shares of our common stock that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. This concentration of ownership may also adversely affect our stock price.
Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities, which could adversely affect our business or prospects.
Our certificate of incorporation provides that we will renounce any interest or expectancy in, or in being offered an opportunity to participate in, any business opportunity that may be from time to time presented to (i) members of our board of directors who are not our employees, (ii) their respective employers and (iii) affiliates of the foregoing (other than us and our subsidiaries), other than opportunities expressly presented to such directors solely in their capacity as our director. This provision will apply even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Furthermore, no such person will be liable to us for breach of any fiduciary duty, as a director or otherwise, by reason of the fact that such person pursues or acquires any such business opportunity, directs any such business opportunity to another person or fails to present any such business opportunity, or information regarding any such business opportunity. None of such persons or entities will have any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries.
For example, affiliates of our non-employee directors may become aware, from time to time, of certain business opportunities such as acquisition opportunities and may direct such opportunities to other businesses in which they have invested or advise, in which case we may not become aware of or otherwise have the ability to pursue such opportunities. Further, such businesses may choose to compete with us for these opportunities. As a result, our renouncing our interest and expectancy in any business opportunity that may be from time to time presented to such persons or entities could adversely impact our business or prospects if attractive business opportunities are procured by such persons or entities for their own benefit rather than for ours.

Item 1B.Unresolved Staff Comments
None.
Item 2. Properties
We lease 34 facilities in the U.S. and India representing approximately 677,550 square feet including our administrative headquarters for our United States operations, which is located in an approximately 48,000 square foot facility in Franklin, Tennessee and our sales, administrative and research and development office, which is located in an approximately 19,500 square foot facility in Norcross, Georgia.
Item 3. Legal proceedings
When we acquired MedQuist Inc. in August 2008, MedQuist Inc. was involved in a number of legal matters, including customer and stockholder issues and regulatory investigations. Substantially all of these legal matters have been resolved. As of December 31, 2010, one legal matter remains open related to MedQuist Inc.’s billing practices prior to the MedQuist Inc. acquisition. The SEC is pursuing civil litigation against MedQuist Inc.’s former chief financial officer, whose employment ended with MedQuist Inc. in July 2004. Pursuant to its by-laws, MedQuist Inc. has been providing indemnification for the legal fees of this individual. In February 2011, we entered into a settlement agreement with MedQuist Inc.’s former chief financial officer and such settlement agreement is dependent on the individual settling with the SEC.
Shareholder Litigation
On February 8, 2011 and February 10, 2011, plaintiffs Victor N. Metallo and Joseph F. Lawrence, respectively, filed purported shareholder class action complaints in the Superior Court of New Jersey, Burlington County (Chancery Division) (the Shareholder Litigation). In their complaints, the plaintiffs purported to be shareholders of MedQuist Inc. and sought to represent a class of MedQuist Inc. minority shareholders in pursuit of claims against us, MedQuist Inc. and board members of MedQuist Inc.
Plaintiffs alleged that the defendants breached certain fiduciary duties they owed to minority shareholders of MedQuist Inc. in connection with the structuring and disclosure of the Registered Exchange Offer. Among other things, the plaintiffs alleged that (a) the Registered Exchange Offer is procedurally and financially unfair, (b) the January 21, 2011 and February 16, 2011 Schedules 14D-9 that MedQuist Inc. filed with the SEC and the February 3, 2011 Prospectus that we filed with the SEC are materially misleading and incomplete, and (c) the Registered Exchange Offer was structured by the defendants in order to circumvent the provisions of the New Jersey Shareholders’ Protection Act. Plaintiffs sought, among other things, preliminary and permanent injunctive relief enjoining consummation of the Registered Exchange Offer, unspecified damages, pre- and post-judgment interest and attorneys’ fees and costs. The two Plaintiff actions were consolidated on February 22, 2011 under the caption In Re: MedQuist Inc. Shareholder Litigation, Docket Number C-018-11.
On March 4, 2011, the parties entered into a memorandum of understanding (the MOU) that outlined the material terms of the Shareholder Litigation. Under the terms of the MOU, we agreed to extend the expiration of the Registered Exchange Offer until 5:00 p.m., New York City time, on Friday, March 11, 2011 and further agreed that if, as a result of the Registered Exchange Offer, we obtained ownership of at least 90% of the outstanding common stock of MedQuist Inc., we will conduct a short-form merger under applicable law to acquire the remaining shares of MedQuist Inc. common stock that we do not currently own at the same exchange ratio applicable under the Registered Exchange Offer. MedQuist Inc. agreed to make certain supplemental disclosures concerning the Registered Exchange Offer, which were contained in an amendment to Schedule 14D-9 that MedQuist Inc. filed with the SEC on March 7, 2011. The settlement of the Shareholder Litigation is conditioned upon, among other things, execution of a Stipulation of Settlement, notice to all class members, a fairness hearing and final approval of the settlement by the court.
From time to time, we are involved in legal proceedings or regulatory investigations arising in the ordinary course of our business. We are not currently a party to any material legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. See Note 10 to our audited consolidated financial statements included elsewhere in this report.

Item 4. Removed and reserved
Item 5. Market Price Information for Our Shares
Our common stock began trading on the Global Market of The NASDAQ Stock Market LLC under the ticker symbol “MEDH” on February 4, 2011. Prior to the commencement of trading on NASDAQ, our common stock traded on AIM under the symbol “CBAY”. Our stock ceased trading on AIM effective January 27, 2011. Set forth below are the high and low closing bid quotations for those periods our stock was traded on the AIM and the high and low sales prices for those periods our stock was quoted on NASDAQ (as reported by NASDAQ) from the commencement of trading on February 4, 2011 through March 11, 2011.

	Share price
	(Dollars)
	High	Low
Quarter
First Quarter 2011 (February 4, 2011 through March 11, 2011)	$9.66	$8.30

	Share price
	(pounds)
	High	Low
Quarter
Fourth Quarter 2010	£7.20	£5.18
Third Quarter 2010	6.12	5.06
Second Quarter 2010	6.98	3.89
First Quarter 2010	9.54	2.81
Fourth Quarter 2009	3.80	3.11
Third Quarter 2009	3.69	1.73
Second Quarter 2009	1.82	1.51
First Quarter 2009	2.07	1.64
Holders
On March 11, 2011, the closing price of our common stock (as reported by NASDAQ) was $8.60. The number of holders of record of our common stock as of March 11, 2011 was 123. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers or all additional shareholders of record as a result of the Registered Exchange Offer.
Dividends
No dividends have been declared on our common stock for the years ended December 31, 2010, 2009 or 2008. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Payments of future dividends, if any, will be at the sole discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. Our ability to pay dividends on our common stock is limited by the covenants of the agreements governing our indebtedness and may be further restricted by any future debt or preferred securities. See the “Liquidity and Capital Resources” section of Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 to our consolidated financial statements, “Debt,” for a description of our senior secured credit facility and senior subordinated notes.
Use of Proceeds
On February 9, 2011, we completed our U.S. initial public offering in which Lazard Capital Markets LLC, Macquarie Capital (USA) Inc., RBC Capital Markets, LLC and Loop Capital Markets LLC served as underwriters. We sold 3,000,000 shares and the selling stockholder sold 2,175,000 shares of our common stock at a price to the public of $8.00 per share. The IPO generated gross proceeds to us of approximately $24 million. We incurred approximately $1.7 million in underwriter discounts and an estimated $7.5 million of fees and expenses associated with the IPO. The net proceeds of the IPO after deducting underwriter fees and expenses are estimated to be $14.8 million. None of the expenses were paid to our directors or officers. The net proceeds from the IPO will be used for working capital and for general corporate purposes, as well as to pay expenses associated with our corporate reorganization activities, which include payments to our majority stockholder and an advisory fee payment to an affiliate of one of the underwriters in the IPO.

Item 6. Selected Financial Data

	For years ended December 31,
	2010	2009	2008	2007	2006
Net revenues	$417,326	$353,932	$171,413	$42,191	$35,222
Net income (loss) from continuing operations	17,191	9,171	(99,460)	(3,003)	(121)
Income (loss) from discontinued operations, net of tax	556	(1,351)	(9,059)	407	261
Net income (loss) attributable to MedQuist Holdings Inc.	8,507	735	(113,673)	(2,596)	140
Adjusted EBITDA (1)	85,500	59,687	16,914	641	3,001

Net income (loss) per common share from continuing operations
Basic	0.14	(0.02)	(4.68)	(0.23)	(0.04)
Diluted	0.14	(0.02)	(4.68)	(0.23)	(0.04)
Net income (loss) per common share from discontinued operations
Basic	0.02	(0.04)	(0.40)	0.03	0.09
Diluted	0.02	(0.04)	(0.40)	0.03	0.09
Net income (loss) per common share attributable MedQuist Holdings Inc.
Basic	0.16	(0.06)	(5.08)	(0.20)	0.05
Diluted	0.16	(0.06)	(5.08)	(0.20)	0.05

Weighted average shares
Basic	35,102	34,692	22,593	12,873	2,736
Diluted	35,954	34,692	22,593	12,873	2,736

Cash and cash equivalents	$66,779	$29,633	$42,868	$2,667	$515
Working capital (deficit) (2)	29,988	(5,114)	1,128	10,870	6,166
Total assets	414,879	253,068	279,177	51,420	31,817
Long term debt, including current portion of debt	294,494	107,340	126,008	14,075	21,283
Total equity	$34,511	$72,301	$79,350	$29,853	$5,326

(1)	See Management’s Discussion and Analysis of Financial Condition and results of Operation for a reconciliation of Net income (loss) attributable to MedQuist Holdings Inc. to Adjusted EBITDA.

(2)	Working capital is defined as total current assets, excluding cash and cash equivalents, minus total current liabilities, excluding current portion of debt.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions set forth in the “Cautionary Statement Regarding Forward-Looking Statements,” which can be found in Item 1A, Risk Factors. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section and elsewhere in this report.

Executive Overview
Overview
     We are a leading provider of integrated clinical documentation solutions for the U.S. healthcare system. Our end-to-end solutions convert physicians’ dictation of patient interactions, or the physician narrative, into a high quality and customized electronic record. These solutions integrate technologies and services for voice capture and transmission, ASR, medical transcription and editing, workflow automation, and document management and distribution to deliver a complete managed service for our customers. Our solutions enable hospitals, clinics, and physician practices to improve the quality of clinical data as well as accelerate and automate the documentation process, and we believe our solutions improve physician productivity and satisfaction, enhance revenue cycle performance, and facilitate the adoption and use of electronic health records.
Key factors affecting our performance
     In 2010, we completed the acquisition of Spheris and in 2008 we completed the acquisition of MedQuist Inc. both of which materially impacted our financial results. In addition, our results have also been impacted by volume changes, pricing impacts as we move to ASR and offshore production, as well as operating improvements and selling, general and administrative expense savings resulting from leveraging our scalable platform. These are discussed below.
Volume and pricing trends
     The vast majority of our revenue is generated by providing clinical documentation services to our customers. Medical transcription and medical editing by our MTs and MEs, respectively, accounted for 91.0% of our net revenues in 2010. Product sales and related maintenance contracts and other made up the balance of our net revenues. Our customers are generally charged a rate per character multiplied by the number of characters that we process. Our transcription volume had been declining prior to 2008, and we have been able to reverse this trend through the Spheris acquisition, new accounts and additional work types from existing customers and decreasing our losses of existing customers. We have reduced losses of our customers primarily by improving our quality and improving our account management efforts.
     We base our pricing on various factors, principally market forces, the extent to which we can utilize our offshore production facilities, the extent to which customers utilize the ASR technology available in our solutions, the scope of services provided, and turn-around times requested by a particular customer. We work with our customers to evaluate how different solutions affect pricing and to determine what for them is an optimal mix of service level and price. Higher utilization of offshore production and ASR leads to lower costs for us, which permits us to offer better pricing to our customers while at the same time contributing to margin growth. We have successfully migrated a significant portion of our volume offshore and we will continue these efforts.
     As technological advances and increased use of offshore resources have driven down industry costs, the average price per character has also declined as healthcare providers have sought to participate in the economic gains. We intend to monitor and adjust our pricing accordingly to remain competitive as these industry trends continue.
Operating improvements
     We have executed significant operational improvements since 2008. Cost of revenues on a per unit basis has declined due to the increased percentage of volume produced offshore and the increased utilization of ASR technology. We have increased our offshore production as a percentage of our volume from 28% to 42% for the same period. Additionally, our use of ASR technology has increased from 39% to 71% over the eight quarters ended December 31, 2010. As we continue to increase the use of ASR technology and move volume offshore, we expect to continue to reduce costs.
     Some of our contracts specify lower prices for work performed offshore or using speech recognition technology. Therefore, our operating income will not increase by the full amount of the savings we realize. Additionally, management has been reducing support staff headcount as we shift volume to India in order to further reduce operating costs.
Selling, general and administrative expense savings
     We have made significant reductions in selling, general and administrative expenses since 2008. Such expenses were 15% of net revenues for 2010 compared to 22% of net revenues in 2008. These savings were achieved primarily through headcount reductions and aggressive efforts to reduce other administrative expenses.
     In connection with the Spheris acquisition we have identified potential specific savings in the sales and marketing and general and administrative areas. We anticipate that these savings will be implemented throughout 2011. We also expect to shut down certain redundant facilities in USA and India.
Adjusted EBITDA
     Adjusted EBITDA increased to $85.5 million, or 20% of net revenues, for 2010, compared with $59.7 million, or 17% of net revenues, for 2009. The increase in Adjusted EBITDA during 2010 is the result of higher utilization of offshore resources and ASR technologies, as well as increased volumes resulting from the acquisition of Spheris and related synergies. The full year 2010 results only reflect $12 million of Spheris acquisition synergies due to timing of the acquisition, of which $7 million was realized in the fourth quarter.
Significant developments in the clinical documentation industry include:
     Although we remain one of the leading providers of medical transcription services in the U.S., we experience competition from many other providers at the local, regional and national level. The medical transcription industry remains highly fragmented, with hundreds of small companies in the U.S. performing medical transcription services.
     We believe the outsourced portion of the medical transcription services market will increase due in part to the majority of healthcare providers seeking the following:
•	Reductions in overhead and other administrative costs;

•	Improvements in the quality and delivery speed of transcribed medical reports;

•	Access to leading technologies, such as speech recognition technology, without development and investment risk;

•	Implementation and management of a medical transcription system tailored to the providers’ specific requirements;

•	Access to skilled MTs and MEs;

•	Solutions for compliance with governmental and industry mandated privacy and security requirements; and

•	Product offerings that interface with EHR initiatives.
     We evaluate our operating results based upon the following factors:
•	Production volumes;

•	Adjusted EBITDA (Adjusted earnings before interest, depreciation, amortization, taxes, and other items);

•	Net cash provided by operating activities.
     Our goal is to execute our strategy to yield growth in volumes, operating income, and net cash flow.
     Network and information systems, the Internet and other technologies are critical to our business activities. Substantially all of our transcription services are dependent upon the use of network and information systems, including the use of our DEP and our license to use speech recognition secured from a third party. If information systems including the Internet or our DEP are disrupted, we could face a significant disruption of services provided to our customers. We have periodically experienced short term outages with our DEP, which have not significantly disrupted our business and we have an active disaster recovery program in place for our information systems and our DEP.
Critical Accounting Policies, Judgments and Estimates
     Management’s Discussion and Analysis (MD&A) is based in part upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (GAAP). We believe there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. These critical accounting policies and estimates have been discussed with our audit committee.
     The preparation of our consolidated financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates and judgments. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable at such time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other independent sources. Actual results may ultimately differ from these estimates. A critical accounting estimate must meet two criteria: (1) it requires assumptions about highly uncertain matters, and (2) there would be a material effect on the financial statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements as addressed in Note 2 to our consolidated financial statements, areas that are particularly significant and critical include:
     Valuation of Long-Lived and Other Intangible Assets and Goodwill. In connection with acquisitions, we allocate portions of the purchase price to tangible and intangible assets, consisting primarily of acquired technologies, and customer relationships with the remainder allocated to goodwill. We assess the realizability of goodwill and intangible assets with indefinite useful lives at least annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. We have determined that we have three reporting units but a sole operating segment.
     We review our long-lived assets, including amortizable intangibles, for impairment when events indicate that their carrying amount may not be recoverable. When we determine that one or more impairment indicators are present for an asset, we compare the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, we then compare the fair value to the book value of the asset. If the fair value is less than the book value, we recognize an impairment loss. The impairment loss is the excess of the carrying amount of the asset over its fair value.
     Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:
•	our net book value compared to our fair value;

•	significant adverse economic and industry trends;

•	significant decrease in the market value of the asset;

•	the extent that we use an asset or changes in the manner that we use it;

•	significant changes to the asset since we acquired it; and

•	other changes in circumstances that potentially indicate all or a portion of the company will be sold.
     Deferred income taxes. Deferred tax assets represent future tax benefits that we expect to be able to apply against future taxable income or that will result in future net operating losses that we can carry forward to use against future taxable earnings. Our ability to utilize the deferred tax assets is dependent upon our ability to generate future taxable income. To the extent that we believe it is more likely than not that all or a portion of the deferred tax asset will not be utilized, we record a valuation allowance against that asset. In making that determination we consider all positive and negative evidence and give stronger consideration to evidence that is objective in nature.
     Commitments and contingencies. We routinely evaluate claims and other potential litigation to determine if a liability should be recorded in the event it is probable that we will incur a loss and can estimate the amount of such loss.
     Revenue recognition. We recognize clinical documentation services revenues when there is persuasive evidence that an arrangement exists, the price is fixed or determinable, services have been rendered and collectability is reasonably assured. These services are recorded using contracted rates and are net of estimates for customer credits. Historically, our estimates have been adequate. If actual results are higher or lower than our estimates, we would have to adjust our estimates and financial statements in future periods.
     Accounts receivable and allowance for doubtful accounts. Accounts receivable are recorded at the invoiced amount and do not bear interest. The carrying value of accounts receivable approximates fair value. The allowance for doubtful accounts is our best estimate of potential losses resulting from the inability of our customers to make required payments due. This allowance is used to state trade receivables at estimated net realizable value.
     We estimate uncollectible amounts based upon our historical write-off experience, current customer receivable balances, aging of customer receivable balances, the customer’s financial condition and current economic conditions. Historically, our estimates have been adequate to provide for our accounts receivable exposure.
     Customer Accommodation Program. In response to customers’ concerns regarding historical billing matters, we established a plan to offer financial accommodations to certain of our customers during 2005 and 2006 and recorded the related liability. In 2008 we reached an agreement on customer litigation resolving all claims by the named parties. Since then we have not made additional offers.
     We are unable to predict how many customers, if any, may accept the outstanding accommodation offers on the terms proposed by us, nor are we able to predict the timing of the acceptance (or rejection) of any outstanding accommodation offers. Until any offers are accepted, we may withdraw or modify the terms of the accommodation program or any outstanding offers at any time. In addition, we are unable to predict how many future offers, if made, will be accepted on the terms proposed by us. We regularly evaluate whether to proceed with, modify or withdraw the accommodation program or any outstanding offers.
Basis of Presentation
     On December 31, 2010, we completed the sale of our non-strategic PFS business. PFS provided revenue management and billing services. Our consolidated statements of operations contained herein gives effect to the reclassification of the PFS business into discontinued operations.
     Net revenues
     We derive revenues primarily from providing clinical documentation services to integrated delivery networks, academic centers, group practices and community hospital. Our customers are generally charged a rate times the volume of work that we transcribe or edit. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, maintenance services, digital dictation, speech recognition and electronic signature services.
     Net revenues from customers in the U.S. were $411.0 million, $342.8 million, and $167.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net revenues from customers outside the U.S. were $6.3 million, $11.1 million, and $3.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.
     Cost of revenues
     Cost of revenues includes compensation of our direct employees and subcontractors, other production costs (primarily related to operational and production management, quality assurance, quality control and customer and field service personnel), and telecommunication and facility costs. Cost of revenues also includes the direct cost of technology products sold to customers. MT and ME costs are directly related to medical transcription and medical editing, respectively.
     Selling, general and administrative (SG&A)
     Our SG&A expenses include marketing and sales costs, accounting costs, information technology costs, professional fees, corporate facility costs, corporate payroll and benefits expenses.
     Research and development (R&D)
     Our R&D expenses consist primarily of personnel and related costs, including salaries and employee benefits for software engineers and consulting fees paid to independent consultants who provide software engineering services to us. Our R&D efforts have been devoted to new products and services offerings and increases in features and functionality of our existing products and services.
     Depreciation and amortization
     Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from two to seven years for furniture, equipment and software, and the lesser of the lease term or estimated useful life for leasehold improvements. Intangible assets are being amortized using the straight-line method over their estimated useful lives which range from three to 20 years.
     Cost of legal proceedings and settlements
     Cost of legal proceedings and settlements includes settlement of claims, ongoing litigation, and associated legal and other professional fees incurred.
Consolidated results of operations
Comparison of the year ended December 31, 2010 and the year ended December 31, 2009
The following tables set forth our consolidated results of operations for the periods indicated below:

	Years ended December 31,
	2010		2009
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Net Revenues	$417,326	100%	$353,932	100%	$63,394	18%
Cost of revenues	259,194	62%	229,701	65%	29,493	13%

Gross Profit	158,132	38%	124,231	35%	33,901	27%

Operating costs and expenses :
Selling, general and administrative expenses	61,062	15%	53,089	15%	7,973	15%
Research and development	12,030	3%	9,604	3%	2,426	25%
Depreciation and amortization	32,617	8%	25,366	7%	7,251	29%
Cost of legal proceedings and settlements	3,605	1%	14,943	4%	(11,338)	(76%)
Acquistion and integration related charges	7,407	2%	1,246	0%	6,161	494%
Restructuring charges	3,672	1%	2,727	1%	945	35%

Total operating costs and expenses	120,393	29%	106,975	30%	13,418	13%

Operating income (loss)	37,739	9%	17,256	5%	20,483	119%

Gain on the sale of investment	8,780	2%	—	—	8,780	n/a
Equity in income of affiliated company	693	0%	1,933	1%	(1,240)	(64%)
Other income	460	0%	13	0%	447	3438%
Loss on extinguishment of debt	(13,525)	(3%)	—	—	(13,525)	n/a
Interest expense, net	(19,268)	(5%)	(9,019)	(3%)	(10,249)	114%

Income (loss) from continuing operations before income taxes and noncontrolling interest	14,879	4%	10,183	3%	4,696	46%
Income tax provision (benefit)	(2,312)	(1%)	1,012	0%	(3,324)	(328%)

Net income (loss) from continuing operations	17,191	4%	9,171	3%	8,020	87%

Discontinued operations
Income (loss) from discontinued Patient Financial Services business, net of tax	556	0%	(1,351)	0%	1,907	(141%)

Income (loss)from discontinued operations	556	0%	(1,351)	0%	1,907	(141%)

Net income (loss)	17,747	4%	7,820	2%	9,927	127%
Less: Net (income) loss attributable to noncontrolling interests	(9,240)	(2%)	(7,085)	(2%)	(2,155)	30%

Net loss (income) attributable to MedQuist Holdings Inc.	$8,507	2%	$735	0%	$7,772	1057%

Adjusted EBITDA (1)	$85,500	20%	$59,687	17%	$25,813	43%

(1)	See below for a reconciliation of net income attributable to MedQuist Holdings Inc. to Adjusted EBITDA.
Net revenues
     Net revenues increased $63.4 million, or 18%, to $417.3 million for the year ended December 31, 2010 compared to $353.9 million for the year ended December 31, 2009. The Spheris acquisition contributed approximately $88.1 million in incremental revenue for the year ended December 31, 2010 which was partially offset by a decrease in legacy maintenance service revenues from $22.3 million in 2009 to $17.7 million in 2010. Current year net revenues were also unfavorably impacted by effects of lower average pricing realized for our transcription services.
Cost of revenues
     Cost of revenues as a percentage of net revenues was 62% in 2010, compared with 65% in 2009 primarily due to increased utilization of offshore resources, increased utilization of ASR technologies and other operating cost reduction initiatives. The increase in total cost versus the prior year period was primarily due to direct incremental costs associated with the Spheris acquisition as well as a nonrecurring $1.2 million credit in 2009 related to medical claim costs
Selling, general and administrative
     SG&A expense, as a percentage of revenue, improved in 2010 compared to 2009 due to synergies and other cost reduction initiatives.

Research and development
     R&D expense increased $2.4 million, to $12.0 million for the year ended December 31, 2010 compared to $9.6 million for the year ended December 31, 2009. The increase was primarily due to costs associated with historical Spheris research and development activities partially offset by synergies realized.
Depreciation and amortization
     Depreciation and amortization increased $7.3 million to $32.6 million for the year ended December 31, 2010 compared to $25.4 million for the year ended December 31, 2009. The increase was primarily due to the amortization of acquired intangible assets associated with the Spheris acquisition.
Cost of legal proceedings and settlements
     Cost of legal proceedings and settlements decreased $11.3 million, or 76%, to $3.6 million for the year ended December 31, 2010 compared to $14.9 million for the year ended December 31, 2009. The decrease was due to the costs incurred in 2009 related to the Anthurium settlement of $5.9 million, related legal fees of $3.8 million and other legal fees of $1.2 million. In 2010 we settled the Kaiser litigation.
Acquisition and integration related charges
     We incurred acquisition and integration related charges of $7.4 million related to the Spheris acquisition for the year ended December 31, 2010 and $1.2 million in 2009.
Restructuring charges
     For the years ended December 31, 2010 and 2009 we recorded restructuring charges of $3.7 million and $2.7 million, respectively, primarily for employee severance obligations and facility exit costs. We expect that restructuring activities and related charges will continue into 2011 as management identifies opportunities for synergies resulting from the Spheris acquisition including the elimination of redundant functions.
Gain on sale of investment
     We recorded a pre-tax gain of $8.8 million for the year ended December 31, 2010 related to the sale of our shares in A-Life, an equity method investment, in October 2010.
Loss on extinguishment of debt
     We incurred loss on extinguishment of debt charges of $13.5 million for the year ended December 31, 2010 related to $7.7 million redemption premium on repayment of 6% Convertible Notes and $5.8 million of costs incurred in connection with Corporate Refinancing in October 2010. See discussion below in Liquidity and Capital Resources.
Interest expense, net
     Interest expense, net increased $10.2 million to $19.3 million for the year ended December 31, 2010 compared to $9.0 million for the year ended December 31, 2009. The increase was due to the debt incurred in connection with the Spheris acquisition and the Corporate Refinancing in October 2010, partially offset by a decrease of $3.0 million in interest expense as a result of the 2009 repayment of the bridge note and repayment of 6% Convertible Notes issued to Royal Philips Electronics, incurred in connection with the MedQuist Inc. acquisition.
Income tax provision
      The effective income tax benefit rate for 2010 was 15.5% compared to an effective tax rate of 9.9% in 2009. The 2010 tax benefit includes the following items, the recording of deferred tax benefits for losses incurred in India, the release of valuation allowance on our UK subsidiary based on management’s assessment of future earnings available to utilize the deferred tax assets, the reduction in various tax reserves related to settlements in certain state jurisdictions, the reduction in the deferred tax liability related to the sale of the investment in A-Life, an increase in the tax reserve for various uncertain tax positions taken in 2010 and an increase in the deferred tax liability associated with indefinite life intangibles. The recording of a tax benefit in 2010 on pre-tax book income is due primarily to the company’s recording of a tax benefit for losses generated in India, the release of the UK valuation allowance and the release of a valuation allowance on deferred tax assets related to net operating losses in the United States which were utilized to offset domestic earnings.

Net income attributable to noncontrolling interests
     Net income attributable to noncontrolling interests for the year ended December 31, 2010 increased by $2.2 million to $9.2 million for the year ended December 31, 2010 compared to $7.1 million for the year ended December 31, 2009. The increase in net income attributable to noncontrolling interests was due to the increase in the net income of MedQuist Inc.
Comparison of years ended December 31, 2009 and 2008
The following table sets forth our consolidated results of operations for the periods indicated below:

	Years ended December 31,
	2009		2008
		% of Net		% of Net		%
	Amount	Revenues	Amount	Revenues	$ Change	Change
Net Revenues	$353,932	100%	$171,413	100%	$182,519	106%
Cost of revenues	229,701	65%	113,127	66%	116,574	103%

Gross Profit	124,231	35%	58,286	34%	65,945	113%

Operating costs and expenses :
Selling, general and administrative expenses	53,089	15%	37,282	22%	15,807	42%
Research and development	9,604	3%	6,099	4%	3,505	57%
Depreciation and amortization	25,366	7%	13,488	8%	11,878	88%
Cost of legal proceedings and settlements	14,943	4%	5,311	3%	9,632	181%
Acquistion and integration related charges	1,246	0%	5,620	3%	(4,374)	(78%)
Goodwill impairment charge	—	—	89,633	52%	(89,633)	100%
Restructuring charges	2,727	1%	2,106	1%	621	29%

Total operating costs and expenses	106,975	30%	159,539	93%	(52,564)	-33%

Operating income (loss)	17,256	5%	(101,253)	(59%)	118,509	(117%)
Equity in income of affiliated company	1,933	1%	66	0%	1,867	2,829%
Other income	13	0%	9	0%	4	44%
Interest expense, net	(9,019)	(3%)	(3,813)	(2%)	(5,206)	137%

Income (loss) from continuing operations before income taxes and noncontrolling interest	10,183	3%	(104,991)	(61%)	115,174	(110%)

Income tax provision (benefit)	1,012	0%	(5,531)	(3%)	6,543	(118%)

Net income (loss) from continuing operations	9,171	3%	(99,460)	(58%)	108,631	(109%)

Discontinued operations
Income (loss) from discontinued Patient Financial Services business, net of tax	(1,351)	0%	(9,059)	(5%)	7,708	(85%)

Income (loss)from discontinued operations	(1,351)	0%	(9,059)	(5%)	7,708	(85%)

Net income (loss)	7,820	2%	(108,519)	(63%)	116,339	(107%)
Less: Net (income) loss attributable to noncontrolling interests	(7,085)	(2%)	(5,154)	(3%)	(1,931)	37%

Net loss (income) attributable to MedQuist Holdings Inc.	$735	0%	$(113,673)	(66%)	$114,408	(101%)

Adjusted EBITDA (1)	$59,687	17%	$16,914	10%	$42,773	253%

(1)	See below for a reconciliation of net income (loss) attributable to MedQuist Holdings Inc. to Adjusted EBITDA.
Net revenues
     Net revenues increased $182.5 million, or 106%, to $353.9 million for the year ended December 31, 2009 compared to $171.4 million for the year ended December 31, 2008. This increase was attributable primarily to:
■	$171.5 million from the consolidation of MedQuist Inc. for a full year resulting from our acquisition of MedQuist Inc. in August 2008; and

■	an increase in clinical documentation revenue of $11.0 million due to organic volume growth.

Cost of revenues
     Cost of revenues, as a percentage of net revenues was 65% and 66% in 2009 and 2008, respectively. In absolute terms, costs increased $116.6 million, or 103%, to $229.7 million for the year ended December 31, 2009 compared to $113.1 million for the year ended December 31, 2008. This increase was attributable primarily to:
■	$110.8 million from the consolidation of MedQuist Inc. for a full year; and

■	an increase of $5.7 million in clinical documentation cost of revenues, primarily due to increased personnel cost to support expansion of capacity.
Selling, general and administrative
     SG&A expense, as a percentage of net revenues, improved to 15% in 2009, compared to 22% in 2008. In absolute terms, such expenses increased $15.8 million, or 42%, to $53.1 million for the year ended December 31, 2009 compared to $37.3 million for the year ended December 31, 2008. This increase was primarily attributable to:
■	consolidation of a full-year of MedQuist Inc. selling, general and administrative expense of $13.9 million;

■	increase in share based compensation charge of $0.8 million;

■	full year impact of the cost of our new management team and corporate costs in 2009 amounting to $2.6 million;
Research and development
     R&D expense as a percentage of net revenues were 3% in 2009 compared to 4% in 2008. In absolute terms, expenses increased $3.5 million, or 57%, to $9.6 million for the year ended December 31, 2009 compared to $6.1 million for the year ended December 31, 2008. This increase was attributable primarily to the consolidation of a full-year of MedQuist Inc.’s research and development expenses.
Depreciation and amortization
     Depreciation and amortization expense increased $11.9 million, or 88%, to $25.4 million for the year ended December 31, 2009 compared to $13.5 million for the year ended December 31, 2008. This increase was attributable primarily to the consolidation of a full-year of MedQuist Inc. depreciation and amortization expense.
Cost of legal proceedings and settlements
     Cost of legal proceedings and settlements increased $9.6 million, or 181%, to $14.9 million for the year ended December 31, 2009 compared with $5.3 million for the year ended December 31, 2008. This increase was due primarily to the consolidation of a full year of MedQuist Inc.’s cost of legal proceedings and settlements, which includes legal fees incurred in connection with both the SEC investigations and proceedings and as well as the defense of certain civil litigation and proceedings. Included in 2009 are costs incurred related to the Anthurium settlement of $5.9 million and related legal fees of $3.8 million.
Acquisition and integration related charges
     We incurred costs of $1.2 and $5.6 million during the years ended December 31, 2009 and 2008, respectively, related to the Spheris acquisition.

Goodwill impairment charge
     We carried out our annual impairment test in the fourth quarter of 2008, which included our annual testing date in December. During our annual impairment testing, we determined the fair value using a combination of market capitalization based on market price per share for approximately the 60 days before December 31, 2008 including a control premium and a discounted cash flow analysis. The analysis indicated that the reporting unit’s fair value was below the book value for the MedQuist Inc. reporting unit and we recorded a goodwill impairment charge of $89.6 million.
In 2009, the fair value of the MedQuist Inc. reporting unit substantially exceeded its carrying value and accordingly, no second step of the goodwill impairment test was performed and no impairment charge was recorded.
Interest expense, net
     Interest expense, net primarily reflects interest paid on our credit facilities and long term debt, net of interest earned on deposits with banks. Interest expense, net increased $5.2 million, or 137%, to $9.0 million for the year ended December 31, 2009 compared with $3.8 million for the year ended December 31, 2008. This increase was attributable to the full year impact of interest expense on the debt related to the MedQuist Inc. acquisition amounting to $4.9 million and other increases of $200,000.
Income tax provision
     The effective income tax rate for the year ended December 31, 2009 was 9.9% compared with an effective income tax benefit rate of 5.3% for the year ended December 31, 2008. The 2009 tax expense includes an increase in the deferred tax liabilities associated with indefinite life intangible assets related to goodwill, an increase in the deferred tax liability associated with an equity method investment, the reduction of the foreign valuation allowance and adjustments related to state tax exposures. After consideration of all evidence, both positive and negative, management concluded again in 2009, that it was more likely than not that a significant portion of the domestic deferred income tax assets would not be realized; therefore, we have a valuation allowance to reduce our net deferred tax assets to an amount that is more likely than not to be realized in future years. The 2008 tax benefit includes the reversal of approximately $5.6 million of deferred tax liabilities associated with indefinite life intangible assets related to goodwill which was impaired in 2008.
Loss from discontinued operations
     We incurred losses of $1.4 million and $9.1 million during the years ended December 31, 2009 and 2008, respectively, related to the PFS business, which was sold in December 2010. In 2008, the loss primarily related to a $9.3 million goodwill impairment charge for our PFS reporting unit.
Adjusted EBITDA
The following table presents a reconciliation of net income (loss) attributable to MedQuist Holdings Inc. to Adjusted EBITDA.

	2010	2009	2008	2007	2006
Net income (loss) attributable to MedQuist Holdings Inc.	$8,507	$735	$(113,673)	$(2,596)	$138
Net income (loss) attributable to noncontrolling interest	9,240	7,085	5,154	(57)	31
Income tax provision (benefit)	(2,312)	1,012	(5,531)	(113)	(46)
Interest expense, net	19,268	9,019	3,813	2,108	1,628
Depreciation and amortization	32,617	25,366	13,488	2,915	2,258
Cost of legal proceedings and settlements	3,605	14,943	5,311	—	—
Acquisition and integration related charges	7,407	1,246	5,620	—	—
Goodwill impairment charge	—	—	89,633	—	—
Restructuring charges	3,672	2,727	2,106	—	—
Equity in income of affiliated company	(693)	(1,933)	(66)	105	—
Gain on the sale of investment	(8,780)	—	—	—	—
Loss on extinguishment of debt	13,525	—	—	—	—
Asset impairment charges, severance charges and accrual reversals	—	(1,864)	2,000	—	—
(Income) loss of discontinued operations	(556)	1,351	9,059	(1,721)	(1,008)

Adjusted EBITDA	$85,500	$59,687	$16,914	$641	$3,001

Adjusted EBITDA is a metric used by management to measure operating performance. Adjusted EBITDA is defined as net income (loss) attributable to MedQuist Holdings Inc., as applicable, plus net income (loss) attributable to noncontrolling interests, income taxes, interest expense, depreciation and amortization, cost of legal proceedings and settlements, acquisition and integration related charges, disposition related charges, goodwill impairment charge, restructuring charges, equity in income of affiliated company, asset impairment charges, severance costs and certain unusual or nonrecurring items and the effect of the sale of our Patient Financial Services business. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out the following:
•	potential differences caused by variations in capital structures (affecting interest expense, net), tax positions (such as the impact on periods or companies for changes in effective tax rates), the age and book depreciation of fixed assets (affecting depreciation expense);

•	the impact of non-cash charges, such as goodwill impairment charges and asset impairment charges; and

•	the impact of acquisition and integration related charges, disposition related charges, restructuring charges, severance costs and certain unusual or nonrecurring items.
Because Adjusted EBITDA facilitates internal comparisons of operating performance on a more consistent basis, we also use Adjusted EBITDA in measuring our performance relative to that of our competitors. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as measures of our profitability or liquidity. We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	although depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Liquidity and Capital Resources
Our principal sources of liquidity include cash generated from operations, available cash on hand, and availability under our Senior Secured Credit Facility, as described below.
Available cash at December 31, 2010 was $66.8 million compared to $29.6 million at December 31, 2009. During 2010, we received $392.4 million in cash inflows from debt proceeds which was utilized to fund the Spheris acquisition for $99.8 million, repayment of debt $229.7 million, dividend payments to noncontrolling interests $53.9 million, and debt issuance costs of $21.6 million. Additionally, several other items impacted cash flows for the year ended December 31, 2010, resulting in a net increase of $37.1 million, including:
•	addition of cash flows provided by Spheris operations;

•	acquisition and integration related charges associated with the Spheris acquisition;

•	cash received from the sale of A-Life and Patient Financial Services business;

•	restructuring payments; and

•	other working capital changes.
Our high level of cash generated as compared to our Adjusted EBITDA reflects our continued ability to utilize our tax attributes to absorb current period taxes. As of December 31, 2010, we had federal net operating loss carry forward amounts of approximately $102 million plus state net operating loss carry forward amounts of approximately $286 million available to help off-set future period taxable income amounts. We also had approximately $194 million of capitalized tax intangibles that will be amortized against operating income in future periods. Utilization of the net operating loss carry forwards and intangible amortization amounts are subject to annual limitations in future years, but are anticipated to result in low cash tax amounts paid in the near term.
We believe our existing cash, cash equivalents, cash to be generated from operations and available borrowings under our revolving credit facility will be sufficient to finance our operations for the next twelve months. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our net revenues, or due to increased cash expenditures in excess of the net revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity. There are no assurances that sufficient funding from external sources will be available to us on acceptable terms, if at all.
Available cash at December 31, 2009 was $29.6 million compared to $42.9 million at December 31, 2008. Several items impacted cash flows for the year ended December 31, 2009, resulting in a net decrease of $13.2 million, including:
•	$28.5 million repayment of bridge note to Royal Philips Electronics incurred at MedQuist Inc. acquisition

•	$15.3 million payment of dividend to noncontrolling shareholders of MedQuist Inc.

•	Offset by other working capital changes.
Prior to the Corporate Refinancing in October 2010
In connection with the Spheris acquisition, in April 2010, we and certain of our subsidiaries entered into a credit agreement, or the Acquisition Credit Facility, with General Electric Capital Corporation, CapitalSource Bank, and Fifth Third Bank. The Acquisition Credit Facility provided for up to $100.0 million in senior secured credit facilities, consisting of a $50.0 million term loan, and a revolving credit facility of up to $50.0 million. The credit facilities were secured by a first priority lien on substantially all of the property of the borrowers. Borrowings under the revolving credit facility were able to be made from time to time, subject to availability under such facility, until the fourth anniversary of the closing date. Amounts borrowed under the Acquisition Credit Facility bore interest at a rate we selected equal to the Base Rate or the Eurodollar Rate (each as defined in the Acquisition Credit Facility agreement) plus a margin. The Acquisition Credit Facility was repaid in full on October 14, 2010.

In connection with the Spheris acquisition, we also issued a promissory note, or the Acquisition Subordinated Promissory Note, to Spheris. The Acquisition Promissory Note was to mature in five years from the date of the Spheris acquisition. The Acquisition Subordinated Promissory Note had a principal amount of $17.5 million with provisions for prepayment at discounted amounts, ranging from 77.5% of the principal if paid within six months, 87.5% from six to nine months, 97.5% from nine to twelve months, 102.0% between the first and second year, 101.0% between the second and third year and 100.0% thereafter. The Acquisition Subordinated Promissory Note bore interest at 8.0% for the first six months. The Acquisition Subordinated Promissory Note was repaid at 77.5% of the face amount on October 14, 2010 in connection with our October 2010 refinancing described below.
Subsequent to the Corporate Refinancing in October 2010
In October 2010, we entered into the Credit Agreement, or Senior Secured Credit Facility, with General Electric Capital Corporation, as administrative agent, and the parties thereto, consisting of (i) a $200.0 million term loan and (ii) a $25.0 million revolving credit facility. The Senior Secured Credit Facility is secured by a first priority lien on substantially all of our existing and after-acquired property. The term loan is repayable in equal quarterly installments of $5.0 million commencing on the first fiscal quarter after the closing date, with the balance payable 5 years from the closing date. The term loan interest rate is LIBOR plus 5.50% with a LIBOR floor of 1.75% and is payable monthly. We may also structure borrowings as Eurodollar loans with an interest rate based on LIBOR rates. Currently, the LIBOR floor is in effect. We may prepay the term loan without significant penalties. Mandatory prepayments are required when we generate excess cash flows as defined under the Senior Secured Credit Facility. Under the Senior Secured Credit Facility, we are required to maintain (i) a minimum consolidated interest coverage ratio, initially, of 2.75x and increasing over the term of the facility to 4.00x, (ii) a maximum total leverage ratio, initially of 4.00x and declining over the term of the facility to 1.50x and (iii) a maximum consolidated senior leverage ratio, initially of 3.00x and declining over the term of the facility to 1.00x. At December 31, 2010 the interest rate on the term loan was 7.25%.
In addition to the Senior Secured Credit Facility, in September 2010, we entered into a Note Purchase Agreement, or the Senior Subordinated Notes, for the issuance of $85.0 million aggregate principal amount of 13% Senior Subordinated Notes due 2016 to BlackRock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A., and THL Credit, Inc. Interest on the notes is payable in quarterly installments at the issuers’ option at either (i) 13% in cash or (ii) 12% in cash plus 2% in the form of additional senior subordinated notes.
Closing and funding of the Senior Secured Credit Facility and the Senior Subordinated Notes occurred on October 14, 2010.
Proceeds from the Senior Secured Credit Facility and the Senior Subordinated Notes were used to repay the Acquisition Credit Facility in full, to pay the Acquisition Subordinated Promissory Note in full and to pay a $53.9 million special dividend to noncontrolling shareholders of MedQuist Inc.
Operating activities
Cash flow provided by operating activities was $36.2 million for the year ended December 31, 2010 and $42.7 million for the same period in 2009. Net income was $17.7 million in 2010 and $7.8 million in 2009. The significant non cash adjustments to reconcile net income to cash provided by operating activities included $33.5 million and $27.0 million of depreciation and amortization in 2010 and 2009, respectively; $13.5 million non-cash loss on debt extinguishment in 2010, gain on sale and equity in income of affiliated company (A-Life) of $9.5 million and $1.9 million in 2010 and 2009 respectively; and non cash interest expense of $4.1 million in 2010 and $3.3 million in 2009.
Working capital changes that impacted cash flow from operations included (a) $10.0 million higher accounts receivable balance due to the timing of collections, (b) $4.2 million lower accrued compensation balance due to a change in timing of payroll payments, and (c) $5.4 million reduction in accrued expenses including the $2.0 million settlement of Kaiser litigation, and additional expenditures as a result of the acquisition, offset by an increase in interest accrued of $2.6 million.

Investing activities
Cash used in investing activities was $82.1 million and $12.2 million in 2010 and 2009 respectively. In 2010, $99.8 million of cash was used for the Spheris acquisition, $14.3 million for capital spending and capitalized software offset by $32.0 million in proceeds from the sale of investments and subsidiaries. During 2009 we spent $9.5 million for capital spending and capitalized software and $2.7 million as additional investments.
Financing activities
Cash provided by financing activities in 2010 included $392.4 million in borrowings, offset by $229.7 million in debt repayments, a use of $53.9 million for dividends, $3.7 million in payments related to our initial public offering, and $21.6 million used for debt issuance costs. In 2009, cash used in financing activities were principally due to $28.6 million of debt repayments and $15.3 million of dividends paid.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors except as follows. In 2011, we entered into a currency hedge contract for up to $48 million related to our operations in India. In 2010 we sold our investment in A-Life and the amounts held in escrow through April 2012, $4.1 million, have not been recorded on our balance sheet.
Quantitative and qualitative disclosures about market risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
Contractual Obligations
The following table summarizes our obligations to make future payments under current contracts as of December 31, 2010 (in thousands):

	Payment Due By Period
		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$28,944	$7,230	$12,056	$7,329	$2,329
Purchase Obligations(1)	21,311	8,567	11,820	924	—
Severance and Other Obligations	3,960	3,223	470	267	—
Long Term Debt including current maturities	294,494	27,817	41,347	140,330	85,000

Total Contractual Obligations	$348,709	$46,837	$65,693	$148,850	$87,329

(1)	Purchase obligations are for ASR agreements ($12,150), telecommunication contracts ($8,636), software development ($275) and other recurring purchase obligations ($250).
We have agreements with certain of our named executive officers that provide for severance payments to the employee in the event the employee is terminated without cause. The maximum cash exposure under these agreements was approximately $5.0 million as of December 31, 2010.
Recent Accounting Pronouncements
In September 2009, the Financial Accounting Standards Board (FASB) ratified two consensuses affecting revenue recognition:
The first consensus, Revenue Recognition—Multiple-Element Arrangements, sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. One of those current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (VSOE) or third-party evidence (TPE).
This consensus eliminates the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted. The second consensus, Software-Revenue Recognition addresses the accounting for transactions involving software to exclude from its scope tangible products that contain both software and non-software and not-software components that function together to deliver a products functionality.
The Consensuses are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The standards were adopted in the first quarter of 2011 and did not have a material impact on our results of operations or our financial position.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
Interest rate sensitivity
We earn interest income from our balances of cash and cash equivalents. This interest income is subject to market risk related to changes in interest rates, which affects primarily our investment portfolio. We invest in instruments that meet high credit quality standards, as specified in our investment policy.
The Term Loan of our Senior Secured Credit Facility bears interest at LIBOR plus 5.50% with a LIBOR floor of 1.75%. Our interest expense associated with this loan will increase if LIBOR increases. Because the LIBOR floor is currently in effect, a 1.25% increase in LIBOR above current LIBOR levels would not increase our effective interest rate. A 1% increase in LIBOR would result in an approximate $2.0 million annual increase in our interest expense.
In January 2011, as required under our Credit Agreement, we entered into Interest Rate Cap Contracts (for $60.0 million notional amount which will amortize over time) to provide coverage for fluctuation in interest rates.

Item 8. Financial Statements And Supplementary Data
Our consolidated financial statements and supplementary data required by this item are attached to this report beginning on page F-1.
Item 9. Changes in And Disagreements With Accountants On Accounting And Financial Disclosure
None.
Item 9A. Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange ACT of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as our disclosure controls and procedures are designed to do. Thus, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Item 9B. Management’s Annual Report on Internal Control over Financial Reporting Other Information
Our annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of Securities and Exchange Commission for newly public companies.
Item 9C. Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or reasonably likely to materially affect our internal control over financial reporting.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information called for by this item is incorporated by reference to the portions of our definitive proxy statement entitled, “Election of Directors,” “Governance of the Company,” “Report of the Audit Committee” and “Section 16 (a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation
     The information called for by this item is incorporated by reference to the portions of our definitive proxy statement entitled “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Compensation of our Named Executive Officers.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information called for by this item is incorporated by reference to the portions of our definitive proxy statement entitled “Stock Ownership of Our Directors, Executive Officers and 5% Beneficial Owners,” “Compensation of Directors,” “Securities Authorized For Issuance Under Equity Compensation Plans” and “Compensation of our Named Executive Officers.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information called for by this item is incorporated by reference to the portion of our definitive proxy statement entitled “Certain Relationships and Related Transactions.”
Item 14. Principal Accountant Fees and Services
     The information called for by this item is incorporated by reference to the portion of our definitive proxy statement entitled “Fees Paid to Independent Registered Public Accounting Firm.”
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
     (1) Financial Statements. The consolidated financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page F-1.
     (2) Financial Statement Schedules. All financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the consolidated financial statements or notes thereto.
     (3) Exhibits. See (b) below.
(b) Exhibits:

Number	Description of Document
3.1*	Certificate of Incorporation

3.2*	By-Laws

4.1	Warrant Agreement, dated March 19, 2001, between MedQuist Holdings Inc. and Oosterveld International BV (Incorporated by reference to Exhibit 4.5 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

4.2	Senior Subordinated Note Purchase Agreement, dated as of September 30, 2010, among CBay Inc., MedQuist Inc. and MedQuist Transcriptions Ltd., CBaySystems Holdings Limited, BlackRock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A. and THL Credit Inc. (Incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

4.3	Form of 13% Senior Subordinated Note due 2016 (included as part of Exhibit 4.3 and incorporated herein by reference)

4.4	Guaranty Agreement, dated as of September 30, 2010, among CBaySystems Holdings Limited, MedQuist IP LLC, MedQuist CM LLC, MedQuist Delaware, Inc. and Each Other Guarantor From Time to Time Party Hereto, BlackRock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A. and THL Credit Inc. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

Number	Description of Document
4.5	Exchange Agreement, dated as of September 30, 2010, by and between CBaySystems Holdings Limited and the Investors signatories thereto (Incorporated by reference to Exhibit 4.4 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

4.6	Amendment No. 1 to the Exchange Agreement, dated as of December 30, 2010, by and between CBaySystems Holdings Limited and the Investors signatories thereto (Incorporated by reference to Exhibit 4.4.1 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

9.1	Voting Agreement, dated September 30, 2010, by and between CBaySystems Holdings Limited, S.A.C. PEI CB Investment, L.P., S.A.C. PEI CB Investment II, LLC and International Equities (S.A.C. Asia) Limited (Incorporated by reference to Exhibit 9.1 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.1	Stock and Asset Purchase Agreement, dated April 15, 2010, between Spheris Holding II, Inc., Spheris Inc., Spheris Operations LLC, Vianeta Communications, Spheris Leasing LLC, Spheris Canada Inc., CBay Inc. and MedQuist Inc. (Incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.2	Credit Agreement, dated as of October 1, 2010, among CBay Inc., MedQuist Inc. and MedQuist Transcriptions, Limited, as Borrowers, CBaySystems Holdings Limited, as Holdings, the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, SunTrust Bank, as Syndication Agent, and ING Capital LLC and Regions Bank, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.3	Guaranty and Security Agreement, dated as of October 14, 2010, among CBay Inc., MedQuist Inc., MedQuist Transcriptions, Limited, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, and Each Other Guarantor party thereto (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.4	Subordination and Intercreditor Agreement, dated October 1, 2010, among BlackRock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A. and THL Credit, Inc., CBay Inc., MedQuist Inc., MedQuist Transcriptions Ltd. and General Electric Corporation (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.5	Agreement, dated August 19, 2008, between CBaySystems Holdings Limited, S.A.C. PEI CB Investment II, LLC and Lehman Brothers Commercial Corporation Asia Limited (Incorporated by reference to Exhibit 10.6 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.6*	Registration Rights Agreement, dated as of February 9, 2011, among MedQuist Holdings, Inc., S.A.C. PEI CB Investment, L.P., S.A.C. PEI CB Investment II, LLC and International Equities (S.A.C. Asia) Limited

10.7*	Stockholders Agreement, dated as of February 11, 2011, among MedQuist Holdings Inc., S.A.C. PEI CB Investment, L.P., S.A.C. PEI CB Investment II, LLC, International Equities (S.A.C. Asia) Limited and the other signatories party thereto

Number	Description of Document
10.8*	Stockholders Agreement, dated as of February 9, 2011, among MedQuist Holdings Inc., S.A.C. PEI CB Investment, L.P., S.A.C. PEI CB Investment II, LLC and International Equities (S.A.C. Asia) Limited

10.9*	Amended and Restated Management Stockholder’s Agreement

10.10†	MedQuist Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.15 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.11†	Form of Stock Option Agreement under the MedQuist Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.12†	MedQuist Inc. Long-Term Incentive Plan adopted on August 27, 2009 (Incorporated by reference to Exhibit 10.17 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.13†	MedQuist Inc. Executive Deferred Compensation Plan, Amended and restated, Effective November 15, 2001 (Incorporated by reference to Exhibit 10.18 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.14†	MedQuist Transcriptions, Ltd. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.19 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.15†	CBaySystems Holdings Limited 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.11 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.16†	Form of Share Option Agreement in connection with the 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.12 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.17†	MedQuist Holdings Inc. 2010 Senior Executive Bonus Plan (Incorporated by reference to Exhibit 10.19.1 of Amendment No. 5 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.18†	MedQuist Holdings Inc. 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 10.13 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.19†	MedQuist Holdings Inc. 2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.20†	Amended and Restated Stock Option Agreement by and between Peter Masanotti and MedQuist Inc., dated March 2, 2009 (Incorporated by reference to Exhibit 10.20 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

Number	Description of Document
10.21†	Amended and Restated employment agreement by and between CBaySystems Holdings Limited, CBay Inc., CBay Systems (India) Pvt. Ltd. and V. Raman Kumar, dated as of December 6, 2010 (Incorporated by reference to Exhibit 10.21 of Amendment No. 5 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.22†	Employment agreement by and between CBaySystems Holdings Limited, CBay Inc. and Robert Aquilina, dated as of August 8, 2008 (Incorporated by reference to Exhibit 10.22 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.23†	Employment agreement by and between CBaySystems Holdings Limited, CBay Inc. and Michael Seedman, dated as of August 8, 2008 (Incorporated by reference to Exhibit 10.23 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.24†	Employment agreement by and between CBaySystems Holdings Limited, CBay Inc. and Clyde Swoger, dated as of August 2008 (Incorporated by reference to Exhibit 10.24 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.25†	Employment Agreement by and between Peter Masanotti and MedQuist Inc., dated September 3, 2008 (Incorporated by reference to Exhibit 10.28 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.26†	Employment Agreement between Anthony D. James and MedQuist Inc. for the position of Co-Chief Operating Officer dated June 24, 2010 (Incorporated by reference to Exhibit 10.29 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.27†	Offer of Employment between MedQuist Inc. and Michael Clark dated April 21, 2005 (Incorporated by reference to Exhibit 10.29.1 of Amendment No. 6 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.28†	Form of 2010 Amendment to Employment Agreement dated as of August 2008 (Incorporated by reference to Exhibit 10.25 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.29†	Form of Letter of Appointment from CBaySystems Holdings Limited to each non-executive director (Incorporated by reference to Exhibit 10.26 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.30†	Form of Deed of Variation to Letter of Appointment between each compensated non-executive director and CBaySystems Holdings Limited (Incorporated by reference to Exhibit 10.27 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.31	Form of Indemnification Agreement between MedQuist Holdings Inc. and certain Directors and Officers (Incorporated by reference to Exhibit 10.30 of Amendment No. 5 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

Number	Description of Document
10.32	Form of Management Indemnification Agreement by and between MedQuist Inc. and Certain Officers (Incorporated by reference to Exhibit 10.30.1 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.33	First Amendment to the Form of Management Indemnification Agreement by and between MedQuist Inc. and Certain Officers (Incorporated by reference to Exhibit 10.30.2 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.34	Indemnification Agreement dated November 21, 2008 between MedQuist Inc. and Peter Masanotti (Incorporated by reference to Exhibit 10.31 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.35	Office Lease, dated June 2006, between Ford Motor Land Development Corporation and Spheris Operations Inc. (Incorporated by reference to Exhibit 10.32.1 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.36	Amendment to Office Lease Agreement, dated March 27, 2009, between Carothers Office Acquisition LLC and Spheris Operations, Inc. (Incorporated by reference to Exhibit 10.32.2 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.37	Assignment, Assumption and Agreement to Relinquish Office Space and Amendment to Office Lease Agreement, dated April 22, 2010 between Carothers Office Acquisition LLC and MedQuist Transcriptions, Ltd. (Incorporated by reference to Exhibit 10.32.3 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.38	First Amendment to Lease Agreement, dated March 1, 2009, by and between Atlanta Lakeside Real Estate, L.P. and MedQuist Transcriptions, Ltd. (Incorporated by reference to Exhibit 10.33.1 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.39	Second Amendment to Lease Agreement, effective August 1, 2009, by and between Atlanta Lakeside Real Estate, L.P. and MedQuist Transcriptions, Ltd. (Incorporated by reference to Exhibit 10.33.2 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.40#	Licensing Agreement, as amended, dated as of November 10, 2009, between MedQuist Inc. and Nuance Communications, Inc. (Incorporated by reference to Exhibit 10.34 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.41#	Third Amended and Restated OEM Supply Agreement dated November 10, 2009, between MedQuist Inc. and Nuance Communications, Inc. (Incorporated by reference to Exhibit 10.35 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.42#	Licensing Agreement by and between Nuance Communications, Inc. and MedQuist Inc., dated November 10, 2009 (Incorporated by reference to Exhibit 10.36 of Amendment No. 5 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

Number	Description of Document
10.43#	Amended and Restated Clinical Documentation Solution Agreement by and between Multimodal Technologies, Inc. and MedQuist Inc., dated March 25, 2010 (Incorporated by reference to Exhibit 10.37 of Amendment No. 3 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.44*	Redemption Agreement among Lehman Brothers Commercial Corporation Asia Limited, S.A.C. Private Equity Investors, L.P., S.A.C. PEI CB Investment, L.P. and S.A.C. PEI CB Investment GP, Limited and the Liquidators named therein

21.1	List of subsidiaries of MedQuist Holdings Inc. (Incorporated by reference to Exhibit 21.1 of Amendment No. 6 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement.

#	Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedQuist Holdings Inc.
By:	/s/ Robert M. Aquilina
Robert M. Aquilina
Chairman and Chief Executive Officer

Date: March 16, 2011

By:	/s/ Clyde Swoger
Clyde Swoger
Chief Financial Officer
Date: March 16, 2011
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Each person, in so signing also makes, constitutes, and appoints Robert M. Aquilina and Clyde Swoger, and each of them acting alone, as his or her true and lawful attorneys-in-fact, with full power of substitution, in his or her name, place, and stead, to execute and cause to be filed with the SEC any or all amendments to this report.

Signature	Capacity	Date
/s/ Robert M. Aquilina	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2011

/s/ V. Raman Kumar	Vice Chairman and Director of MedQuist Holdings Inc and Chief Executive Officer of CBay India	March 16, 2011

/s/ Michael Seedman	Chief Technology Officer and Director	March 16, 2011

/s/ Clyde Swoger	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2011

/s/ Frank Baker	Director	March 16, 2011

/s/ Peter Berger	Director	March 16, 2011

/s/ Jeffrey Hendren	Director	March 16, 2011

/s/ Kenneth John McLachlan	Director	March 16, 2011

Signature	Capacity	Date
/s/ James Patrick Nolan	Director	March 16, 2011

/s/ Merle Gilmore	Director	March 16, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
MedQuist Holdings Inc.:
We have audited the accompanying consolidated balance sheets of MedQuist Holdings Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedQuist Holdings Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2011

MedQuist Holdings Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31 ,
	2010	2009	2008
Net revenues	$417,326	$353,932	$171,413
Cost of revenues	259,194	229,701	113,127

Gross Profit	158,132	124,231	58,286

Operating costs and expenses:
Selling, general and administrative	61,062	53,089	37,282
Research and development	12,030	9,604	6,099
Depreciation and amortization	32,617	25,366	13,488
Cost of legal proceedings and settlements	3,605	14,943	5,311
Acquistion and integration related charges	7,407	1,246	5,620
Goodwill impairment charge	—	—	89,633
Restructuring charges	3,672	2,727	2,106

Total operating costs and expenses	120,393	106,975	159,539

Operating income (loss)	37,739	17,256	(101,253)

Gain on sale of investment	8,780	—	—
Equity in income of affiliated company	693	1,933	66
Other income	460	13	9
Loss on extinguishment of debt	(13,525)	—	—
Interest expense, net	(19,268)	(9,019)	(3,813)

Income (loss) from continuing operations before income taxes and noncontrolling interests	14,879	10,183	(104,991)

Income tax provision (benefit)	(2,312)	1,012	(5,531)

Net income (loss) from continuing operations	$17,191	$9,171	$(99,460)

Discontinued Operations
Income (loss) from discontinued Patient Financial Services business, net of tax	556	(1,351)	(9,059)

Income (loss) from discontinued operations	556	(1,351)	(9,059)

Net income (loss)	17,747	7,820	(108,519)

Less: Net income attributable to noncontrolling interests	(9,240)	(7,085)	(5,154)

Net income (loss) attributable to MedQuist Holdings Inc.	$8,507	$735	$(113,673)

Net income (loss) per common share from continuing operations
Basic	$0.14	$(0.02)	$(4.68)

Diluted	$0.14	$(0.02)	$(4.68)

Net income (loss) per common share from discontinued operations
Basic	$0.02	$(0.04)	$(0.40)

Diluted	$0.02	$(0.04)	$(0.40)

Net income (loss) per common share attributable to MedQuist Holdings Inc
Basic	$0.16	$(0.06)	$(5.08)

Diluted	$0.16	$(0.06)	$(5.08)

Weighted average shares outstanding:
Basic	35,102	34,692	22,593

Diluted	35,954	34,692	22,593

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Holdings Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$66,779	$29,633
Accounts receivable, net of allowance of $1,466 and $1,753, respectively	82,038	53,099
Other current assets	23,706	8,739

Total current assets	172,523	91,471

Property and equipment, net	23,018	19,511
Goodwill	90,268	53,187
Other intangible assets, net	107,962	72,838
Deferred income taxes	6,896	2,495
Other assets	14,212	13,566

Total assets	$414,879	$253,068

Liabilities and Equity
Current liabilities:
Current portion of long term debt	$27,817	$6,207
Accounts payable	11,358	11,191
Accrued expenses and other current liability	36,917	29,803
Accrued compensation	16,911	16,034
Deferred revenue	10,570	9,924

Total current liabilities	103,573	73,159
Long term debt	266,677	101,133
Deferred income taxes	4,221	2,166
Due to related parties	3,537	2,185
Other non-current liabilities	2,360	2,124

Total liabilities	380,368	180,767

Commitments and contingencies (Note 10)

Total equity:
Preferred stock — $0.10 par value; authorized 25,000 shares; none issued or outstanding	—	—
Common stock — $0.10 par value; authorized 300,000 shares; 35,158 and 35,013 shares issued and outstanding, respectively	3,516	3,501
Additional paid in capital	148,265	149,339
Accumulated deficit	(107,179)	(115,686)
Accumulated other comprehensive loss	(663)	(174)

Total MedQuist Holdings Inc. stockholders’ equity	43,939	36,980
Noncontrolling interests	(9,428)	35,321

Total equity	34,511	72,301

Total liabilities and equity	$414,879	$253,068

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Holdings Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2010	2009	2008
Operating activities:
Net income (loss)	$17,747	$7,820	$(108,519)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	33,454	26,977	14,906
Gain on sale of investment	(8,780)	—	—
Equity in income of affiliated company	(693)	(1,933)	(66)
Goodwill impairment charge	—	—	98,972
Deferred income taxes	(3,566)	679	(6,431)
Share based compensation	765	856	124
Provision for doubtful accounts	1,538	2,306	2,424
Non-cash interest expense	4,132	3,272	2,580
Loss on extinquishment of debt	13,525	—	—
Other	(963)	200	1,230
Changes in operating assets and liabilities:
Accounts receivable	(9,962)	3,816	(483)
Other current assets	(1,858)	2,185	(96)
Other non-current assets	(495)	(615)	819
Accounts payable	981	871	2,011
Accrued expenses	(5,378)	(3,634)	(10,850)
Accrued compensation	(4,244)	1,904	2,150
Deferred revenue	569	(2,128)	3,398
Other non-current liabilities	(547)	94	(4,811)

Net cash provided by (used in) operating activities	$36,225	$42,670	$(2,642)

Investing activities:
Purchase of property and equipment	(7,152)	(6,475)	(4,420)
Proceeds from sale of investments	19,469	—	—
Capitalized software	(7,155)	(2,995)	(2,738)
Proceeds from sale of Patient Financial Services business	12,547	—	—
Payments for acquisitions and interests in affiliates, net of cash acquired	(99,793)	(2,690)	(69,319)

Net cash used in investing activities	(82,084)	(12,160)	(76,477)

Financing activities:
Proceeds from debt	392,352	659	866
Repayment of debt	(229,727)	(28,613)	(3,439)
Dividends paid to noncontrolling interests	(53,913)	(15,256)	—
Debt issuance costs	(21,607)	(1,201)	—
Proceeds from issuance of stock	—	—	124,000
Payments related to initial public offering	(3,745)	—	—

Net cash used in financing activities	83,360	(44,411)	121,427

Effect of exchange rate changes	(355)	666	(2,107)

Net increase (decrease) in cash and cash equivalents	37,146	(13,235)	40,201

Cash and cash equivalents — beginning of period	29,633	42,868	2,667

Cash and cash equivalents — end of period	$66,779	$29,633	$42,868

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Holdings Inc. and Subsidiaries
Consolidated Statements of Equity and Comprehensive Income (Loss)
(In thousands)

						Accumulated
			Additional			other
	Common Stock		paid in	Accumulated	Comprehensive	comprehensive	Noncontrolling	Total
	Shares	Amount	capital	(deficit)	income (loss)	income (loss)	interests	equity

Balance, January 1, 2008	14,444	$1,444	$29,934	$(2,748)		$848	$375	$29,853

Issuance of common stock	19,998	2,000	122,000	—	—	—	—	124,000
Share based compensation	—	—	104	—	—	—	20	124
Share of noncontrolling interest in MedQuist, Inc.	—	—	—	—	—	—	63,740	63,740
Share of noncontrolling interest in goodwill impairment charge in MedQuist, Inc.	—	—	—	—	—	—	(25,081)	(25,081)
Accrued payments to principal shareholders	—	—	(1,113)	—	—	—	—	(1,113)
Receivable related to offering	—	—	(450)	—	—	—	—	(450)
Components of comprehensive loss:	—	—	—	—	—	—	—	—
Net loss	—	—	—	(113,673)	(113,673)	—	5,154	(108,519)
Foreign currency translation adjustment loss	—	—	—		(2,039)	(2,039)	(1,165)	(3,204)

Total comprehensive loss					$(115,712)

Balance, December 31, 2008	34,442	$3,444	$150,475	$(116,421)		$(1,191)	43,043	79,350

Issuance of common stock	571	57	1,621	—	—	—	—	1,678
Accrued payments to principal shareholders	—	—	(2,750)	—	—	—	—	(2,750)
Share based compensation	—	—	797	—	—	—	59	856
Issuance of stock warrant	—	—	61	—	—	—	—	61
Dividend paid to noncontrolling interest	—	—	—	—	—	—	(15,256)	(15,256)
Acquisition of noncontrolling interest in subsidiary	—	—	(690)	—	—	—	—	(690)
Dilution of affiliated company	—	—	(175)	—	—	—	(77)	(252)
Components of comprehensive income:
Net income	—	—	—	735	735	—	7,085	7,820
Foreign currency translation adjustment gain	—	—	—	—	1,017	1,017	467	1,484

Total comprehensive income	—	—	—	—	$1,752	—	—

Balance, December 31, 2009	35,013	$3,501	$149,339	$(115,686)		$(174)	$35,321	$72,301

Issuance of common stock	145	15	1,382	—	—	—	—	1,397
Share based compensation	—	—	706	—	—	—	59	765
Accrued payments to principal shareholders	—	—	(2,750)	—	—	—	—	(2,750)
Acquisition of interest in an affiliate			(412)				(110)	(522)
Dividend paid to noncontrolling interest							(53,913)	(53,913)
Components of comprehensive income:
Net income	—	—	—	8,507	8,507	—	9,240	17,747
Foreign currency translation adjustment loss	—	—	—	—	(489)	(489)	(25)	(514)

Total comprehensive income	—	—	—	—	$8,018	—	—

Balance, December 31, 2010	35,158	$3,516	$148,265	$(107,179)		$(663)	$(9,428)	$34,511

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
1. Description of business and recent developments
We provide technology-enabled clinical documentation services and related revenue cycle solutions for the healthcare industry with operations in the United States of America and India. We provide transcription and information management services to integrated healthcare facility networks, hospitals, academic institutions, clinics and physician practices. Our solutions leverage internet technologies and trained transcriptionists to provide medical transcription services under a global service model. Our service and enterprise technology solutions (including mobile voice capture devices, speech recognition technologies, web-based workflow platforms), and a global network of medical transcriptionists (MTs) and editors (MEs) enable healthcare facilities to improve the quality and timeliness of clinical data and information, reduce operational costs, increase physician satisfaction, enhance revenue cycle performance and facilitate the adoption and utilization of Electronic Health Record (EHR) systems.
On August 6, 2008, an affiliate of S.A.C. Private Capital Group, LLC invested $124,000 in us in exchange for 19,998 of our common shares at a price of approximately $6.21 per share which was equivalent to approximately 58.1% of the Company. The proceeds from the issuance and certain borrowings were used to finance the purchase of an approximately 69.5% shareholding in MedQuist Inc. from Royal Philips Electronics N.V. (Philips), see Note 3 Acquisitions.
Our U.S. initial public offering
On January 27, 2011, we changed our name from CBaySystems Holdings Limited to MedQuist Holdings Inc. and re-domiciled from a British Virgin Islands company to a Delaware corporation and authorized 300,000 shares of common stock par value at $0.10 per share and 25,000 shares of preferred stock at $0.10 par value per share. In connection with our re-domiciliation, we adjusted the number of our shares outstanding through a reverse share split pursuant to which every 4.5 shares of our common stock outstanding prior to our re-domiciliation was converted into one share of our common stock upon our re-domiciliation. Our re-domiciliation and reverse share split resulted in no change to our common stockholders’ relative ownership interests in us.
In February 2011, we completed our U.S. initial public offering of common stock selling 3.0 million shares of our common stock and 1.5 million shares of our common stock owned by selling shareholders at an offer price of $8.00 per share, resulting in gross proceeds to us of $24.0 million and net proceeds to us after underwriting fees of $22.3 million. Our common stock is listed on The NASDAQ Global Market under the symbol “MEDH.”
Private Exchange
Certain of MedQuist Inc.’s noncontrolling stockholders entered into an exchange agreement with us, the Exchange Agreement, whereby we issued 4.8 million shares of our common stock in exchange for their 4.8 million shares of MedQuist Inc. common stock. We refer to this transaction as the Private Exchange. The Private Exchange was completed on February 11, 2011 and increased our ownership in MedQuist Inc. from 69.5% to 82.2%.
Registered Exchange Offer
In addition to the Private Exchange referred to above, in February 2011, we commenced our public exchange offer, or Registered Exchange Offer, to those noncontrolling MedQuist Inc. stockholders who did not participate in the Private Exchange to exchange shares of our common stock for shares of MedQuist Inc. common stock. The Registered Exchange Offer expired on March 11, 2011. We accepted for, and consummated the exchange of, all MedQuist Inc. shares of common stock that were validly tendered in the Registered Exchange Offer. As a result of the Registered Exchange Offer, we increased our ownership in MedQuist Inc. from 82.2% to approximately 97%.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Sale of PFS business
On December 31, 2010, we completed the sale of our non-strategic Patient Financial Services, or PFS, business. The consideration to us was $14.8 million, of which $12.5 million was paid to us in cash and the balance was in the form of a note. Our Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 contained herein give effect to the reclassification of the PFS business into discontinued operations, see Note 18.
2. Significant accounting policies
Principles of Consolidation
Our consolidated financial statements include the accounts of MedQuist Holdings Inc. and its subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates and Assumptions in the Preparation of Consolidated Financial Statements
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, valuation of long-lived and intangible assets and goodwill, valuation allowances for receivables and deferred income taxes, revenue recognition, stock-based compensation and commitments and contingencies. Actual results could differ from those estimates.
Revenue Recognition
The majority of our revenues are derived from providing medical transcription and editing services. Revenues for medical transcription and editing services are recognized when the services are rendered. These services are based on contracted rates. The remainder of our revenues is derived from the sale of voice-capture and document management products including software, hardware and implementation, training and maintenance service related to these legacy products.
We recognize software-related revenues using the residual method when vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more delivered elements. We allocate revenues to each undelivered element based on its respective fair value determined by the price charged when that element is sold separately or, for elements not yet sold separately, the price established by management if it is probable that the price will not change before the element is sold separately. We defer revenues for the undelivered elements including maintenance which is recognized over the contract period. Provided that the arrangement does not involve significant production, modification, or customization of the software, revenues are recognized when all of the following four criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.
Sales Taxes
We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and therefore the presentation of these taxes is excluded from our revenues and is included in accrued expenses in the accompanying consolidated balance sheets until such amounts are remitted to the taxing authorities.
Litigation and Settlement Costs
From time to time, we are involved in litigation, claims, contingencies and other legal matters. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of the loss can be reasonably estimated. We expense legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred.
Restructuring Costs
A liability for restructuring costs associated with an exit or disposal activity is recognized and measured initially at fair value when the liability is incurred. We record a liability for severance costs when the obligation is attributable to employee service already rendered,

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
the employees’ rights to those benefits accumulate or vest, payment of the compensation is probable and the amount can be reasonably estimated. We record a liability for future, non-cancellable operating lease costs when we vacate a facility.
Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded. At the end of each reporting period, we evaluate the remaining accrued restructuring charges to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.
We periodically evaluate currently available information and adjust our accrued restructuring reserve as necessary. Changes in estimates are accounted for as restructuring costs or credits in the period identified.
Research and Development Costs
Research and development costs are expensed as incurred.
Income Taxes
Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in our statements of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. Management considers various sources of future taxable income including projected book earnings, the reversal of deferred tax liabilities, and prudent and feasible tax planning strategies in determining the need for a valuation allowance.
Share-based compensation
We estimate the fair value of stock options on the date of grant using an option pricing model. We use the Black-Scholes option pricing model to determine the fair value of its options. The determination of the fair value of stock based awards using an option pricing model is affected by a number of assumptions including expected volatility of the common stock over the expected term, the expected term, the risk free interest rate during the expected term and the expected dividends to be paid. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense over the requisite service periods.
Share-based compensation expense related to employee stock options for 2010, 2009 and 2008 was $765, $856 and $124 which was charged to selling, general and administrative expenses. As of December 31, 2010 total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $945 which is expected to be recognized over a weighted-average period of 2.52 years.
Net income (loss) per share
Basic net (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist of stock options, convertible notes and certain obligations which may be settled by the Company through the issuance of shares using the treasury stock method.
     The table below reflects basic and diluted net income (loss) per share for the years ended December 31:

	2010	2009	2008
Net income (loss) attributable to MedQuist Holdings Inc.	$8,507	$735	$(113,673)
Less: amount payable to principal shareholders	(2,750)	(2,750)	(1,113)

Net income (loss) available for common shareholders	$5,757	$(2,015)	$(114,786)

Income (loss) from discontinued operations	$556	$(1,351)	$(9,059)

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

	2010	2009	2008
Weighted average shares outstanding:
Basic	35,102	34,692	22,593
Effect of dilutive stock	852	—	—

Diluted	35,954	34,692	22,593

Net income (loss) per share from continuing operations

Basic	$0.14	$(0.02)	$(4.68)

Diluted	0.14	(0.02)	(4.68)

Net income (loss) per common share from discontinued operations

Basic	0.02	(0.04)	(0.40)

Diluted	0.02	(0.04)	(0.40)

Net income (loss) per common share attributable to MedQuist Holdings Inc.

Basic	0.16	(0.06)	(5.08)

Diluted	0.16	(0.06)	(5.08)
The computation of diluted net income (loss) per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net income (loss) per share. Potentially dilutive shares having an anti-dilutive effect on net income (loss) per share and, therefore, excluded from the calculation of diluted net income (loss) per share, totaled 363, 13,127 and 5,345 shares for the years ended December 31, 2010, 2009 and 2008, respectively. The net income (loss) for the purpose of the basic income (loss) per share is adjusted for the amounts payable to the Company’s principal shareholders amounting to $2,750, $2,750 and $1,113 for the years ended December 31, 2010, 2009 and 2008, respectively under the management services agreement, see Note 8, other commitments — related party.
Advertising costs
Advertising costs are expensed as incurred and for the years ended December 31, 2010, 2009 and 2008 were $1,909, $1,734 and $1,169, respectively.
Cash and cash equivalents
The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company’s cash management and investment policies dictate that cash equivalents be limited to investment grade, highly liquid securities. The Company places its temporary cash investments with high-credit rated, quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Consequently, the Company’s cash equivalents are subject to potential credit risk. As of December 31, 2010 and 2009 cash equivalents consisted of money market investments. The carrying value of cash and cash equivalents approximates fair value.
Restricted cash of $762 and $93, as of December 31, 2010, and 2009 respectively, represents deposits that are maintained with banks as security for guarantees issued by them. Such amounts are included in other current assets in the consolidated balance sheets.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. The carrying value of accounts receivable approximates fair value. The allowance for doubtful accounts is our best estimate for losses inherent in our accounts receivable portfolio.
We estimate uncollectible amounts based upon our historical write-off experience, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic conditions. Historically, these estimates have been adequate to cover our accounts receivable exposure. We change the allowance if circumstances or economic conditions change.
Product revenues for sales to end-user customers and resellers are recognized upon passage of title if all other revenue recognition criteria have been met. End-user customers generally do not have a right of return. We provide certain of our resellers and distributors with limited rights of return of our products. We reduce revenues for rights to return our products based upon our historical experience and have included an estimate of such credits in our allowance for doubtful accounts.
Valuation of long-lived and other intangible assets and goodwill
In connection with acquisitions, we allocate portions of the purchase price to tangible and intangible assets, consisting primarily of acquired technologies and customer relationships with the remainder allocated to goodwill. We prepared the purchase price allocations and in doing so considered the report of an independent valuation firm. We assess the realizability of goodwill and intangible assets with indefinite useful lives at least annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. We determined that our three reporting units are MedQuist Inc., CBay Transcription Business and PFS business; see Note 7 for goodwill impairment charge recorded in 2008. With the sale of PFS business in 2010, we have MedQuist Inc and CBay transcription business as our reporting units.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets which range from two to seven years for furniture, equipment and software, and the lesser of the lease term or estimated useful life for leasehold improvements. Repairs and maintenance costs are charged to expense as incurred while additions and betterments are capitalized. Gains or losses on disposals are charged to operations. Upon retirement, sale or other disposition, the related cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.
Software development
Costs incurred in creating a computer software product are charged to expense when incurred as research and development until technical feasibility has been established. Technical feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized until the product is available for release to customers.
Software costs for internal use incurred in the preliminary project stage are expensed as incurred. Capitalization of costs begins when the preliminary project stage is completed and management, with the relevant authority, authorizes and commits funding of the project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases no later than the point at which the project is substantially complete and ready for its intended use.
Long-Lived and Other Intangible Assets
Long-lived assets, including property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine the recoverability of long-lived assets, the estimated future undiscounted cash flows expected to be generated by an asset is compared to the carrying value of the asset. If the carrying value of the long-lived asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds its fair value. Annually we evaluate the reasonableness of the useful lives of these assets.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Intangible assets include certain assets (primarily customer lists) obtained from business acquisitions and are being amortized using the straight-line method over their estimated useful lives which range from three to 20 years.
Foreign currency
Our operating subsidiaries in the United Kingdom, Canada and India use the local currency as their functional currency. We translate the assets and liabilities of those entities into U.S. dollars using the month-end exchange rate. We translate revenues and expenses using the average exchange rates prevailing during the reporting period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) within equity.
Net gains from foreign currency transactions were $203, $325 and $203 for the years ended December 31, 2010, 2009 and 2008, respectively and are included as a component of selling, general, and administrative expense in the accompanying consolidated statements of operations. In 2011, we entered into forward currency contracts totaling $48 million.
Business Enterprise Segments
We operate in one reportable operating segment which is clinical documentation solutions for the healthcare industry.
Concentration of Risk, Geographic Data and Enterprise-wide Disclosures
No single customer accounted for more than 10% of our net revenues in any period. There is no single geographic area of significant concentration other than the United States.
The following table summarizes net revenues by the categories of our products and services as a percentage of our total net revenues.

	Years ended December 31,
	2010	2009	2008
Net revenues
Medical transcription	91%	88%	90%
Other	9%	12%	10%

Total	100%	100%	100%

Other includes product, maintenance, medical coding, application service provider and other miscellaneous revenues.
The following summarizes net revenues and long-lived assets by geography:

	Years ended December 31,
	2010	2009	2008

Net revenues
United States	$411,015	$342,783	$167,916
Other	6,311	11,149	3,497

Total	$417,326	$353,932	$171,413

	At December 31,
Long-lived assets	2010	2009

United States	$16,233	$13,765
Other	6,785	5,746

Total	$23,018	$19,511

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and debt are reflected in the accompanying consolidated balance sheets at carrying values which approximate fair value.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments. Other comprehensive income (loss) and comprehensive income (loss) are displayed separately in the Consolidated Statements of Equity and Other Comprehensive Income (Loss).
Deferred equity offering costs
Costs have been incurred in connection with our U.S. initial public offering of our common stock. As of December 31, 2010 and 2009, legal, consulting and accounting costs aggregating approximately $4,677 and $270, respectively, have been deferred and are included in other current assets in the accompanying consolidated balance sheets. The initial public offering was consummated on February 4, 2011 and these costs will be treated as a reduction of the proceeds from the offering and will be included as a reduction of additional paid-in-capital.
Acquisition and integration related costs
Effective January 1, 2009, we expense costs incurred in reviewing potential acquisitions in the period incurred. This includes legal, investment banking, accounting, tax and other consulting, as well as any internal costs. Prior to this date direct and incremental external costs of acquisitions were included in the purchase price, and internal costs have been expensed as incurred.
Operating leases
Lease rent expenses on operating leases are charged to expense over the lease term. Certain operating lease agreements provide for scheduled rent increases over the lease term. Rent expense for such leases is recognized on a straight-line basis over the lease term.
Supplemental cash flow information

	Years ended December 31,
	2010	2009	2008
Capital lease obligations incurred to acquire equipment	$1,708	$3,523	$247
Cash paid for interest	14,878	3,000	862
Cash paid for income taxes	908	796	160
Issuance of notes payable for acquisition of MedQuist Inc.	—	—	117,179
Assets acquired for settlement of receivables	—	—	1,280
Redemption of preferred stock for settlement of receivables	—	—	1,565
Accommodation payments paid with credits	—	103	—
Fees to principal shareholders by issuing common stock	1,397	1,678	—
Conversion of interest on convertible notes to additional notes	—	5,484	—
Non cash debt incurred in connection with acquisition of Spheris	13,570	—	—
Note receivable from sale of PFS business	1,350	—	—
The cash paid for 2010 income taxes includes $340 paid under dispute related to a transfer pricing taxation assessment in India.
Recent Accounting Pronouncements
In September 2009, the FASB ratified two consensuses affecting revenue recognition:
The first consensus, Revenue Recognition—Multiple-Element Arrangements, sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
delivered. One of those current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (VSOE) or third-party evidence (TPE).
This consensus eliminates the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted.
The second consensus, Software-Revenue Recognition addresses the accounting for transactions involving software to exclude from its scope tangible products that contain both software and non-software and not-software components that function together to deliver a products functionality.
The consensuses are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The standards were adopted in the first quarter of 2011 and did not have a material impact on our results of operations or our financial position.
3. Acquisitions
Acquisition of MedQuist Inc.
On August 6, 2008, CBay Inc acquired approximately 69.5 percent of the outstanding common shares of MedQuist Inc. from Philips. The results of MedQuist Inc. operations have been included in the consolidated financial statements from that date. MedQuist Inc. is engaged in the business of medical transcription technology and services, which are integral to the clinical documentation workflow. It services health systems, hospitals and large medical practices throughout the U.S.; in the clinical documentation workflow, it provides, in addition to medical transcription technology and services, digital dictation, speech recognition, electronic signature and medical coding technology and services. MedQuist Inc. is listed on The NASDAQ Global Market.
The acquisition is considered to be beneficial to the Company based upon the size and projected growth of the U.S. Medical Transcription industry, the leading market position of MedQuist Inc. and the complementary and potentially synergistic nature of MedQuist Inc. and the Company’s businesses in terms of products and services, operations and technology.
The acquisition of a majority share in MedQuist Inc. will provide the Company with the scope, scale and resources to invest in new technology, to expand its suite of products and services and to pursue revenue and market share growth.
The total purchase price was as follows:

Cash	$98,079
Issue of 6% Convertible note	90,935
Issue of Promissory Note (Bridge note)	26,244
Acquisition expenses	24,446

Total	$239,704

The Company accounted for the acquisition as a purchase in accordance with FASB guidance on Business Combinations. In accordance with the guidance, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as at the date of acquisition. The fair value of experienced management and delivery team (assembled workforce), which was one of the key drivers for this acquisition, was not separately recognized and has been included in the value of goodwill.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Date of
acquisition
August 6, 2008
Tangible assets	$12,757
Intangible assets	71,599
Current assets	74,720
Other assets	6,756
Current liabilities	(44,337)
Other liabilities	(65)

Net assets	121,430
Consideration paid	239,704

Goodwill	$118,274

Goodwill recognized from the transaction is a result of the growth opportunity the investors anticipate in the Company’s core business, medical transcription.
No part of the goodwill is expected to be deductible for tax purposes.
Intangible assets recognized on acquisition of MedQuist Inc. on the date of acquisition are set out in the table below:

Date of
acquisition
August 6, 2008
Customer Relationships	$40,380
Trade Names	21,892
Developed Technology	5,101
Others	4,226

Total	$71,599

Acquisition of Spheris
On April 22, 2010, the Company, through its subsidiaries MedQuist Inc. and CBay Inc. (the Purchasers), completed the acquisition of substantially all of the assets of Spheris Inc. (Spheris) and certain of its affiliates including Spheris India Private Limited (SIPL). This acquisition provided a substantial customer base and also provided opportunities for operating efficiencies and operating margin expansion. See Note 17, restructuring charges for further discussion of the Company’s 2010 restructuring plan approved by management to realize some of these savings. Costs incurred for the acquisition and direct integration costs are included in the line item acquisition and integration related charges on the accompanying consolidated statements of operations. The acquisition was funded from the proceeds of the Company’s credit facilities entered into in connection with the acquisition. See Note 4 for a description of the acquisition financing.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
The following unaudited pro forma summary presents the consolidated information of the Company as if the business combination had occurred at the beginning of each period.

	Pro forma for years
	ended
	December 31,
	2010	2009
Net revenues	$460,697	$510,528
Net income attributable to MedQuist Holdings Inc.	16,331	4,961
Net income per share attributable to MedQuist Holdings Inc. from continuing operations (Basic)	0.36	0.10
Net income per share attributable to MedQuist Holdings Inc. from continuing operations (Diluted)	0.35	0.10
Net income per share attributable to MedQuist Holdings Inc. discontinued operations (Basic)	0.03	(0.04)
Net income per share attributable to MedQuist Holdings Inc. discontinued operations (Diluted)	0.03	(0.04)
Net income per share attributable to MedQuist Holdings Inc. (Basic)	0.39	0.06
Net income per share attributable to MedQuist Holdings Inc. (Diluted)	$0.38	$0.06
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Spheris and SIPL to reflect the additional amortization of intangibles that would have been charged assuming the fair value adjustments to tangible and intangible assets had been applied from the beginning of the period being reported on, and the additional interest expense assuming the acquisition related debt had been incurred at the beginning of the period being reported on, excluding the acquisition costs and including the related tax effects. The acquired business contributed net revenues of $88.1 million for the period April 22, 2010 to December 31, 2010.
The net income for the purpose of the basic net income per share is adjusted for the amounts payable to the Company’s majority shareholder.
The following table summarizes the consideration transferred by the Company to acquire the assets of Spheris and stock of SIPL, and the amounts of identified assets acquired and liabilities assumed at the acquisition date.

Cash consideration paid	$98,834
Fair value of unsecured Subordinated Promissory Note	13,570

Total consideration transferred	$112,404

Recognized amounts of identifiable assets acquired and liabilities assumed:

Fair value of Spheris net assets acquired
Cash	$797
Trade receivables	22,407
Other current assets	4,142
Property and equipment	9,133

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Deposits	1,036
Developed technology (included in intangibles)	11,390
Customer relationships (included in intangibles)	37,210
Trademarks and trade names (included in intangibles)	1,640
Goodwill	44,917
Trade and other payables	(20,268)

Identifiable assets acquired and liabilities assumed	$112,404

The related amortization period is shown below:

Amortization
period
Developed technology	9 years
Customer relationships	8 years
Trademarks and trade names	4 years
Goodwill	Indefinite
The amounts and lives of the identified intangibles other than goodwill were valued at fair value. The analyses included a combination of cost approach and income approach. We used discount rates from 15% to 17%. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the Company’s acquisition of Spheris. The goodwill and intangible assets are deductible for tax purposes.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. This is an exit price concept for the valuation of the asset or liability. In addition, market participants are assumed to be unrelated buyers and sellers in the principal or the most advantageous market for the asset or liability. Fair value measurements for an asset assume the highest and best use by these market participants. Many of these fair value measurements can be highly subjective and it is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.
Total acquisition-related transaction costs incurred by the Company are expensed in the periods in which the costs are incurred. Acquisition-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. External costs incurred to acquire the business, and incremental direct integration costs have been included in the line item acquisition and integration related charges on the Company’s consolidated statement of operations.
4. Debt
Current portion of debt consisted of the following as of:

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

	Years ended
	December 31,
	2010	2009

Current portion of Senior Secured Credit Facility	$20,000	$—
Short-term credit facilities	3,597	4,769
Current portion of equipment loans from banks	1,724	621
Current portion of capital lease obligations	2,496	817

Total current portion of debt	$27,817	$6,207

Debt consisted of the following as of:

	December 31,
	2010	2009
Senior Secured Credit Facility	$200,000	$—
Senior subordinated notes	85,000	—
Capital lease obligations	3,779	3,134
Equipment loans from banks	2,118	3,018
6% Convertible note	—	96,419
Short-term credit facilities	3,597	4,769

Total debt	294,494	107,340
Less: current portion	27,817	6,207

Long-term debt, net of current portion	$266,677	$101,133

Term Loans
On October 1, 2010, MedQuist Inc. entered into a senior secured credit facility (the Senior Secured Credit Facility), with certain lenders and General Electric Capital Corporation, as Administrative Agent. The Senior Secured Credit Facility contains a number of covenants and consists of $225.0 million in senior secured credit facilities comprised of:
•	a $200.0 million term loan, advanced in one drawing on October 14, 2010 (the Closing Date), with a term of five years, repayable in equal quarterly installments of $5.0 million, commencing on the first day of the first fiscal quarter beginning after the Closing Date, with the balance payable at maturity; and

•	a $25.0 million revolving credit facility under which borrowings may be made from time to time during the period from the Closing Date until the fifth anniversary of the Closing Date. The revolving facility includes a $5.0 million letter-of-credit sub-facility and a $5 million swing line loan sub-facility.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
The borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at the borrowers’ option, either (a) a base rate determined by reference to the highest of (1) the rate last quoted by the Wall Street Journal as the “Prime Rate” in the United States, (2) the federal funds rate plus 1/2 of 1% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) the higher of (1) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs and (2) 1.75%. The applicable margin is 4.50% with respect to base rate borrowings and 5.50% with respect to LIBOR borrowings. At December 31, 2010 the borrowings had an interest rate of 7.25%.
The loans are secured by substantially all of MedQuist Inc.’s assets and are guaranteed by us. The agreements contain customary covenants, including reporting and notification and acquisitions. The financial covenants are calculated on a consolidated basis, and include a Senior Leverage Ratio, Total Leverage Ratio, and an Interest Coverage Ratio. As of December 31, 2010 we believe we were in compliance. The loans have customary cross default provisions.
In addition to the Senior Secured Credit Facility we issued $85.0 million aggregate principal amount of 13% Senior Subordinated Notes due 2016 (the Senior Subordinated Notes), pursuant to a purchase agreement. Interest on the notes is payable in quarterly installments at the issuers’ option at either (i) 13% in cash or (ii) 12% in cash payment plus 2% in the form of additional senior subordinated notes. The Senior Subordinated Notes are non-callable for two years after the closing date after which they are redeemable at 105.0% declining ratably until four years after the closing date. The Senior Subordinated Notes contain a number of significant covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers of consolidations, engage in certain types of transactions with affiliates and otherwise restrict our activities.
Proceeds from the Senior Secured Credit Facility and the Senior Subordinated Notes were used to repay $80.0 million of our indebtedness under the GE Credit Agreement, as defined below, plus interest, to repay $13.6 million of our indebtedness under the Subordinated Promissory Note, as defined below, plus interest, and to pay a $53.9 million special cash dividend to noncontrolling shareholders of MedQuist Inc.
We incurred $15.5 million of costs in connection with the financing, and there were remaining unamortized costs from the prior financing. In connection with the refinancing, we evaluated whether the prior facilities had been modified or extinguished. We recorded an extinguishment loss of $5.8 million. At December 31, 2010, we had remaining deferred costs of $10.2 million recorded in other noncurrent assets and $3.1 million recorded in other current assets.
In connection with the Spheris acquisition in April 2010, MedQuist Transcriptions, Ltd., a subsidiary of MedQuist Inc. (MedQuist Transcriptions), and certain other subsidiaries of MedQuist Inc. (collectively, the Loan Parties) entered into a credit agreement (the GE Credit Agreement) with General Electric Capital Corporation, CapitalSource Bank, and Fifth Third Bank. The GE Credit Agreement provided for up to $100.0 million in senior secured credit facilities, consisting of a $50.0 million term loan, and a revolving credit facility of up to $50.0 million. The credit facilities were secured by a first priority lien on substantially all of the property of the Loan Parties. Amounts borrowed under the GE Credit Agreement incurred interest at a rate selected by MedQuist Transcriptions equal to the Base Rate or the Eurodollar Rate (each as defined in the GE Credit Agreement) plus a margin, all as more fully set forth in the GE Credit Agreement. We incurred $6.1 million in costs in connection with the GE Credit Agreement of which $4.8 million had not been amortized by the time of the refinance in October 2010.
When we entered into the GE Credit Agreement, we terminated the five-year $25.0 million revolving credit agreement with Wells Fargo Foothill, LLC (the Wells Credit Agreement) that we entered into on August 31, 2009. We never borrowed under the Wells Credit Agreement. In 2010, we wrote off deferred financing fees of $1.1 million and incurred termination fees of $0.6 million in connection with the termination of this facility. Such costs are included in interest expense, net in the accompanying statements of operations.
In connection with the Spheris acquisition, we entered into a subordinated promissory note with Spheris (the Spheris Subordinated Promissory Note). The loan was scheduled to mature in five years from the date of the acquisition. The face amount of the Spheris Subordinated Promissory Note totaled $17.5 million with provisions for prepayment at discounted amounts, ranging from 77.5% of the principal if paid within six months, 87.5% from six to nine months, 97.5% from nine to twelve months, 102.0% by year two,

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
101.0% by year three and 100.0% thereafter. For purposes of the purchase price allocation, the note was discounted at 77.5% of the principal ($13.6 million). This note was a non-cash transaction. The fair value of the note was determined through the use of a Monte Carlo model which is Level 3 in the Fair Value hierarchy based upon significant unobservable inputs. The Spheris Subordinated Promissory Note was paid in full as noted above.
The Spheris Subordinated Promissory Note had stated interest rates of 8.0% for the first six months, 9.0% from six to nine months, and 12.5% thereafter of which 2.5% may be paid by increasing the principal amount. Payments of interest are made semi-annually on each six month anniversary of the acquisition. For financial statement purposes the interest has been calculated using the average interest rates over the term of the Spheris Subordinated Promissory Note. As discussed above, we paid off all amounts outstanding, at 77.5% of the face value, plus accrued interest under the Spheris Subordinated Promissory Note thus extinguishing the note.
In January 2011 we made an optional prepayment of $20.0 million in addition to the $5.0 million due under the Senior Secured Credit Facility.
Credit facilities
Line of credit — K Bank
We had a revolving line of credit (‘LOC’) from K Bank. Subject to certain terms and conditions of the agreement with K Bank, the agreement provided a revolving line of credit of a maximum of $5,750. For the years ended December 31, 2010, 2009 and 2008 interest expense of $235, $266 and $273 respectively, was recorded in the consolidated statements of operations. This facility was repaid in October 2010. The amount outstanding as of December 31, 2010, 2009 was $0, and $3,343, respectively.
Credit agreement — ICICI Bank
The Company has a Credit Arrangement with ICICI Bank, Mumbai, India with the maximum borrowing limit of $2,772, at interest rates ranging from LIBOR + 2.5% and 15.5%, respectively, which is secured by CBay Systems (India) Private Limited (CBay India) current assets and fixed assets. The amount outstanding as of December 31, 2010 and 2009 was $219 and $1,426, respectively. For the years ended December 31, 2010, 2009 and 2008 interest expense of $35, $205 and $98, respectively, was recorded in the consolidated statements of operations.
Credit Agreement — IndusInd Bank
The Company has a Credit Arrangement with IndusInd Bank, Mumbai, India with the maximum borrowing of $5,928, at an interest rate of LIBOR + 3%, respectively, which is secured by current assets and fixed assets of CBay India, a 100% subsidiary of the Company. The amount outstanding as of December 31, 2010 and 2009 was $3,353 and $0, respectively. For the years ended December 31, 2010, 2009 and 2008 interest expense of $44, $0 and $0, respectively, was recorded in the consolidated statements of operations.
6% Convertible Note
The Company had issued a 6% Convertible Note in connection with the acquisition of MedQuist Inc. which was due August 5, 2015. Any portion of the note may have been converted at the option of Philips (the “holder”) into common stock of the Company, anytime after November 4, 2008. The conversion rate for this purpose was $1 of the principal amount equals 0.1344 shares of common stock of the Company. If this option was exercised by the holder, 12,959 shares of common stock would have become issuable.
In March and August 2009, the Company exercised its option on this convertible note to convert interest from August 6, 2008 to August 5, 2009 into additional convertible notes aggregating to $5,484 with the same terms and conditions as the original note.
In October 2010, the Company repaid the convertible note at a redemption premium of 8% aggregating to $104.1 million.
For the years ended December 31, 2010, 2009 and 2008, interest expense on the note was $4,569, $5,447 and $2,212, respectively. The redemption premium amounted to $7,714 and is included in the loss on extinguishment of debt in the consolidated statement of operations.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Term and equipment loans
The Company has term loans which carry interest rates ranging from 6.5% to 16% per annum and are repayable monthly through 2015. One loan contains certain non-financial covenants and limits borrowings for one of the Company’s subsidiaries and we believe we are s incompliance with these covenants. The Company has a working capital term loan which is a Rupee denominated loan from EXIM Bank. This loan is repayable in full in June 2011 and carries an interest rate of 12%. This loan is secured by certain assets of one of the Company’s subsidiaries.
The Company has various equipment and vehicle loans that carry interest rates ranging from 10% to 15% per annum and are repayable monthly through 2015. These loans are secured by the related equipment and vehicles.
Future minimum principal payments on long term debt as of December 31, 2010 are as follows:

2011	$27,817
2012	20,956
2013	20,391
2014	20,303
2015	120,027
2016	85,000

Total	$294,494

The Company recorded interest expense of $16,578, $8,387, and $3,416, during the years ended December 31, 2010, 2009, and 2008, respectively, on these borrowings.
5. Allowance for doubtful accounts
The activity in the allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Beginning balance	$1,753	$1,713	$43
Charges to revenues and costs	1,538	2,306	2,424
Doubtful accounts written-off	(1,825)	(2,266)	(754)

Ending balance	$1,466	$1,753	$1,713

Substantially all of the charges relate to revenues.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
6. Property and equipment
Property and equipment consisted of the following as of December 31:

	2010	2009
Computer equipment	$31,241	$26,567

Software	5,305	1,961
Furniture and office equipment	1,736	1,495
Leasehold improvements	9,971	4,869
Other	3,717	2,831

Total property and equipment	51,970	37,723
Less: accumulated depreciation	(28,952)	(18,212)

Property and equipment, net	$23,018	$19,511

Depreciation expense for the year ended December 31, 2010, 2009 and 2008 is $14,222, $11,899 and $6,617, respectively.
7. Goodwill and other intangible assets
In connection with acquisitions, the Company allocates portions of the purchase price to tangible and intangible assets, consisting primarily of acquired technologies and customer relationships with the remainder allocated to goodwill. The Company prepared the purchase price allocations and in doing so considered the report of an independent valuation firm. The Company assesses the realizability of goodwill and intangible assets with indefinite useful lives at least annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has determined after the sale of its PFS business that the impairment testing is to be conducted at our two reporting units which are: MedQuist Inc. and CBay Transcription Business.
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Balance as of January 1,	$152,159	$148,915
Accumulated impairment loss	(98,972)	(98,972)

	53,187	49,943
Goodwill from acquisitions	45,747	—
Contingent consideration	—	3,100
Sale of subsidiary	(8,732)	—
Foreign currency adjustments and other	66	144
Balance at December 31,
Goodwill	189,240	152,159
Accumulated impairment losses	(98,972)	(98,972)

Goodwill at period end	$90,268	$53,187

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
We tested goodwill for impairment during the fourth quarter of 2010 and 2009 which included the Company’s annual impairment testing. The Company determined the fair value using a combination of market capitalization and a discounted cash flow analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the discounted cash flow analyses are based on the Company’s internal business model for 2011 and, for years beyond 2011, the growth rates the Company used were an estimate of the future growth in the industry in which the Company participates. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the reporting unit and are based on an estimated cost of capital, which the Company determined based on estimated cost of capital relative to its capital structure. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions. In 2008, the analysis indicated that the reporting units’ fair value was below the book value for the MedQuist Inc. and PFS reporting units, and accordingly an impairment charge was recorded to reduce the carrying value of goodwill to its fair value. The test of impairment of goodwill is a two-step process:
■	First, the Company compares the carrying amount of the reporting units, which is the book value to the fair value of its reporting unit. If the carrying amount of its reporting unit exceeds its fair value, the Company has to perform the second step of the process. If not, no further testing is needed. In the fourth quarter of 2008, the Company determined that the carrying amount of two of its reporting units: MedQuist Inc. and PFS exceeded the fair value and accordingly performed the second step in the analysis.

■	If the second part of the analysis is required, the Company allocates the fair value of its reporting unit to all assets and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. The Company then compares the implied fair value of its reporting unit’s goodwill to its carrying amount. If the carrying amount of the Company’s goodwill exceeds its implied fair value, the Company recognizes an impairment loss in an amount equal to that excess.
In the second step, the Company allocated the fair value of the respective reporting unit to all assets and liabilities as if the respective reporting unit had been acquired in a business combination at the date of the impairment test. The Company then compared the implied fair value of goodwill of the respective reporting unit to its respective carrying amount. As the respective carrying amount of goodwill exceeded its respective implied fair value, a pre-tax impairment charge for the MedQuist Inc. and PFS reporting units of $89,633 and $9,339, respectively, was recorded for the year ended December 31, 2008.
Other intangible assets
The Company reviews its long-lived assets, including amortizable intangibles, for impairment when events indicate that their carrying amount may not be recoverable. When the Company determines that one or more impairment indicators are present for an asset, it compares the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, it compares the fair value to the book value of the asset. If the fair value is less than the book value, the Company recognizes an impairment loss. The impairment loss is the excess of the carrying amount of the asset over its fair value.
Some of the events that the Company considers as impairment indicators for our long-lived assets, including goodwill, are:
■	net book value compared to its fair value;

■	significant adverse economic and industry trends;

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
■	significant decrease in the market value of the asset;

■	the extent that the Company uses an asset or changes in the manner that it uses it;

■	significant changes to the asset since acquired; and

■	other changes in circumstances that potentially indicate all or a portion of the company will be sold.
During 2010, 2009 and 2008, the Company reviewed the carrying value of its long-lived assets other than goodwill and determined that the carrying amounts of such assets was less than the undiscounted cash flows and accordingly no impairment charge was recorded.
As of December 31, 2010 and 2009 other intangible asset balances were:

	2010
		Accumulated	Net Book
	Cost	Amortization	Value

Customer lists	$105,426	$34,573	$70,853
Tradmarks and tradenames	23,533	8,414	$15,119
Internal use software	15,150	6,058	$9,092
Acquired technology	16,491	3,593	$12,898

Total	$160,600	$52,638	$107,962

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

	2009
		Accumulated
	Cost	Amortization	Net Book Value

Customer lists	$63,722	$15,853	$47,869
Tradmarks and tradenames	21,893	4,725	17,168
Internal use software	6,977	2,877	4,100
Acquired technology	5,575	1,874	3,701

Total	$98,167	$25,329	$72,838

The estimated useful life and the weighted average remaining lives of the intangible assets as of December 31, 2010 were as follows:

Weighted
	Estimated	average
	useful life	remaining lives
Customer lists	7-10 years	7 years
Tradmarks and tradenames	6-7 years	5 years
Internal use software	3 years	3 years
Acquired technology	3-5 years	3 years
Estimated annual amortization expense for intangible assets is as follows:

2011	$21,542
2012	20,424
2013	17,710
2014	15,865
2015	10,821
2016 and thereafter	21,600

Total	$107,962

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
We recorded amortization expense of $18,395, $13,467 and $6,871 for the years ended December 31, 2010, 2009 and 2008, respectively.
8. Contractual obligations
Leases
The Company has acquired certain computers, office equipment and other assets under capital leases. The gross amount recorded in property and equipment for such capital leases and the related accumulated amortization amounted to $2,946 and $2,313 as of December 31, 2010 and $4,585 and $1,611 as of December 31, 2009, respectively. Depreciation expense was$604, $988, and $400 for the years ended December 31, 2010, 2009 and 2008, respectively. Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease, including any periods of free rent and landlord incentives. Rental expense for operating leases for the years ended December 31, 2010, 2009 and 2008 was $7,128, $5,320 and $3,622, respectively. Future minimum lease payments under non-cancelable leases (with initial or remaining lease terms in excess of one year) are as follows as of December 31, 2010:

	Capital	Operating
	leases	leases
2011	$2,746	$7,230
2012	852	6,290
2013	390	5,766
2014	278	3,561
2015 and thereafter	—	6,097

Total minimum lease payments	$4,266	$28,944

Less: amount representing interest	(487)

Present value of net minimum lease payments	3,779
Less: Current portion of obligations under capital leases	(2,496)

Obligations, under capital leases, excluding current portion	$1,283

Other commitments — related party
Pursuant to an agreement entered into on August 19, 2008 the Company is obligated to pay S.A.C. PEI CB Investment II, LLC (SAC CBI II) and Lehman Brothers Commercial Corporation Asia (LBCCA), an annual amount of $1,863 and $887, respectively, which the Company can elect to pay in cash or shares. The payment provision of the agreement has a five year term that expires in August 2013. The agreement provides that SAC CBI II and LBCCA may provide financial, managerial and operational advice, the annual amount is payable regardless of whether any management services are rendered and the annual amount is fixed. Under the agreement, the Company is committed to pay for the remaining unexpired term on termination of the agreement or upon a change in control, determined as the sum of the present value (using the discount rate equal to the yield on U.S. Treasury securities of like maturity) of the annual amounts that would have been payable with respect to the period from the date of such change of control or termination, as applicable through August 18, 2013. The change in control occurred and the agreement terminated as a result of the consummation of our IPO and the Private Exchange. As a result, 770 shares valued at $6,160 were issued in March 2011 to satisfy the obligation to SAC CBI II. However, since provisional liquidators were appointed in respect of LBCCA in September 2008 and because LBCCA is in liquidation,

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
we are in discussions with LBCCA’s liquidators regarding LBCCA’s entitlement to amounts under the agreement. These amounts have been recorded as capital transactions. For the years ended December 31, 2010, 2009 and 2008, $2,750, $2,750 and $1,113, respectively, have been recorded in the consolidated statements of equity and comprehensive income (loss). During 2010 and 2009, 145 shares and 571 shares, respectively, of our common stock were issued to satisfy a portion of the annual amounts. As of December 31, 2010 and 2009, $3,537 and $2,185, respectively, of the amounts payable were accrued and recorded in due to related parties in the consolidated balance sheets.
Other contractual obligations
The following summarizes our other contractual obligations as of December 31, 2010:

			Severance and
	Total	Purchases	other obligations
2011	$11,790	$8,567	$3,223
2012	8,248	8,013	235
2013	4,042	3,807	235
2014	1,170	924	246
2015 and thereafter	21	—	21

Total	$25,271	$21,311	$3,960

Purchase obligations represent telecommunication contracts, software development and other recurring purchase obligations.
As of December 31, 2010 we had agreements with certain of our senior management that provided for severance payments in the event these individuals were terminated without cause. The maximum cost exposure related to these agreements was $5,139 as of December 31, 2010.
9. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2010	2009
Customer accommodations	$10,387	$11,635
Accrued taxes	5,422	918
Accrued interest	5,593	2,389
Restructure liability	2,245	2,064
Other accrued expenses	13,270	12,797

Total accrued expenses	$36,917	$29,803

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
In November 2003, one of the employees of MedQuist Inc. raised allegations that it had engaged in improper billing practices. In response, the board of directors of MedQuist Inc. undertook an independent review of these allegations (Review). In response to MedQuist Inc’s customers concern over its public disclosure of the certain findings from the Review, it took action in the fourth quarter of 2005 to avoid unnecessary litigation, which preserved and solidified its customer business relationships by offering a financial accommodation to certain of its customers.
In connection with MedQuist Inc.’s decision to offer financial accommodations to certain of its customers (Accommodation Customers), MedQuist Inc. analyzed its historical billing information and the available report level data (Management Billing Assessment) to develop individualized accommodation offers to be made to accommodate customers (Accommodation Analysis). Based on the Accommodation Analysis, MedQuist Inc. board of directors authorized management to make cash or credit accommodation offers to Accommodation Customers in the aggregate amount of $75,818. By accepting MedQuist Inc.’s accommodation offer, the customer agreed, among other things, to release MedQuist Inc. from any and all claims and liability regarding the billing related issues.
MedQuist Inc. is unable to predict how many customers, if any, may accept the outstanding accommodation offers on the terms proposed by it, nor it is able to predict the timing of the acceptance (or rejection) of any outstanding accommodation offers. Until any offers are accepted, it may withdraw or modify the terms of the accommodation program or any outstanding offers at any time. In addition, MedQuist Inc. is unable to predict how many future offers, if made, will be accepted on the terms proposed by it. MedQuist Inc. regularly evaluates whether to proceed with, modify or withdraw the accommodation program or any outstanding offers.
The following is a summary of the financial statement activity related to the customer accommodation.

	December 31,
	2010	2009
Beginning balance	$11,635	$12,055
Payments and other adjustments	(1,248)	(317)
Credits	—	(103)

Ending balance	$10,387	$11,635

10. Commitments and contingencies
Kaiser litigation
On June 6, 2008, plaintiffs Kaiser Foundation Health Plan, Inc. and affiliates (collectively, Kaiser) filed suit against MedQuist Inc. in the Superior Court of the State of California related to its billing practices.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
In July 2010, the parties reached a settlement of the litigation whereby we made a payment of $2.0 million to resolve all of Kaiser’s claims. Neither MedQuist Inc., nor Kaiser, admitted to any liability or wrongdoing in connection with the settlement. Of this amount, $1.1 million was included in Accrued expenses at December 31, 2009 and we expensed an additional $0.9 million during 2010.
Kahn putative class action
In 2008, one of MedQuist Inc.’s shareholders filed a shareholder putative class action lawsuit against MedQuist Inc., Koninklijke Philips Electronics N.V. (Philips), MedQuist Inc.’s former majority shareholder and four of its former non-independent directors. MedQuist Inc. is no longer a defendant in this matter, but MedQuist Inc. is monitoring the matter since it involves claims against its former directors.
Reseller arbitration demand
On October 1, 2007, MedQuist Inc. received from counsel to nine current and former resellers of its products (Claimants), a copy of an arbitration demand filed by the Claimants, initiating an arbitration proceeding.
On March 31, 2010, the parties entered into a Settlement Agreement and Release pursuant to which we paid the Claimants $500 on April 1, 2010 to resolve all claims. Under the Settlement Agreement and Release, (i) the parties exchanged mutual releases, (ii) the arbitration and related state court litigation were dismissed with prejudice and (iii) MedQuist Inc. did not admit to any liability or wrongdoing. We accrued the entire amount of this settlement as of December 31, 2009.
SEC investigation of former MedQuist Inc. officer
With respect to MedQuist Inc.’s historical billing practices, the SEC is pursuing civil litigation against its former chief financial officer, whose employment with MedQuist Inc. ended in July 2004. Pursuant to its bylaws, MedQuist Inc. has been providing indemnification for the legal fees of this individual. In February 2011, we entered into a settlement agreement with MedQuist Inc.’s former chief financial officer and such settlement agreement is dependent on the individual settling with the SEC.
Shareholder Litigation
On February 8, 2011 and February 10, 2011, plaintiffs Victor N. Metallo and Joseph F. Lawrence, respectively, filed purported shareholder class action complaints in the Superior Court of New Jersey, Burlington County (Chancery Division) (the Shareholder Litigation). In their complaints, the plaintiffs purported to be shareholders of MedQuist Inc. and sought to represent a class of MedQuist Inc. minority shareholders in pursuit of claims against us, MedQuist Inc. and board members of MedQuist Inc.
Plaintiffs alleged that the defendants breached certain fiduciary duties they owed to minority shareholders of MedQuist Inc. in connection with the structuring and disclosure of the Registered Exchange Offer. Among other things, the plaintiffs alleged that (a) the Registered Exchange Offer is procedurally and financially unfair, (b) the January 21, 2011 and February 16, 2011 Schedules 14D-9 that MedQuist Inc. filed with the SEC and the February 3, 2011 Prospectus that we filed with the SEC are materially misleading and incomplete, and (c) the Registered Exchange Offer was structured by the defendants in order to circumvent the provisions of the New Jersey Shareholders’ Protection Act. Plaintiffs sought, among other things, preliminary and permanent injunctive relief enjoining consummation of the Registered Exchange Offer, unspecified damages, pre- and post-judgment interest and attorneys’ fees and costs. The two Plaintiff actions were consolidated on February 22, 2011 under the caption In Re: MedQuist Inc. Shareholder Litigation, Docket Number C-018-11.
On March 4, 2011, the parties entered into a memorandum of understanding (the MOU) that outlined the material terms of the Shareholder Litigation. Under the terms of the MOU, we agreed to extend the expiration of the Registered Exchange Offer until 5:00 p.m., New York City time, on Friday, March 11, 2011 and further agreed that if, as a result of the Registered Exchange Offer, we obtained ownership of at least 90% of the outstanding common stock of MedQuist Inc., we will conduct a short-form merger under applicable law to acquire the remaining shares of MedQuist Inc. common stock that we do not currently own at the same exchange ratio applicable under the Registered Exchange Offer. MedQuist Inc. agreed to make certain supplemental disclosures concerning the Registered Exchange Offer, which were contained in an amendment to Schedule 14D-9 that MedQuist Inc. filed with the SEC on March 7, 2011. The settlement of the Shareholder Litigation is conditioned upon, among other things, execution of a Stipulation of Settlement, notice to all class members, a fairness hearing and final approval of the settlement by the court.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
On February 8, 2011 and February 10, 2011, plaintiffs Victor N. Metallo and Joseph F. Lawrence, respectively, filed purported shareholder class action complaints in the Superior Court of New Jersey, Burlington County (Chancery Division) (the Shareholder Litigation). In their complaints, the plaintiffs purported to be shareholders of MedQuist Inc. and sought to represent a class of MedQuist Inc. minority shareholders in pursuit of claims against defendants, MedQuist Inc., MedQuist Holdings Inc. and MedQuist Inc. board members.
Plaintiffs alleged that the defendants breached certain fiduciary duties they owed to minority shareholders of MedQuist Inc. in connection with the structuring and disclosure of the Registered Exchange Offer by MedQuist Holdings to exchange shares of MedQuist Holdings common stock for properly tendered and accepted shares of common stock of MedQuist Inc. Among other things, the plaintiffs alleged that (a) the Registered Exchange Offer is procedurally and financially unfair, (b) the January 21, 2011 and February 16, 2011 Schedules 14D-9 that MedQuist Inc. filed with the SEC and the February 3, 2011 Prospectus that MedQuist Holdings filed with the SEC are materially misleading and incomplete, and (c) the Registered Exchange Offer was structured by the defendants in order to circumvent the provisions of the New Jersey Shareholders’ Protection Act. Plaintiffs sought, among other things, preliminary and permanent injunctive relief enjoining consummation of the Registered Exchange Offer, unspecified damages, pre- and post-judgment interest and attorneys’ fees and costs. The two Plaintiff actions were consolidated on February 22, 2011 under the caption In Re: MedQuist Inc. Shareholder Litigation, Docket Number C-018-11.
On March 4, 2011, the parties entered into a memorandum of understanding (the MOU) with respect to settling the Shareholder Litigation. Under the terms of the MOU, MedQuist Holdings agreed to extend the expiration of the Registered Exchange Offer until 5:00 p.m., New York City time, on Friday, March 11, 2011 and further agreed that if, as a result of the Exchange Offer, MedQuist Holdings obtained ownership of at least 90% of the outstanding common stock of MedQuist Inc., MedQuist Holdings will conduct a short-form merger under applicable law to acquire the remaining shares of MedQuist Inc. common stock that it does not then own at the same exchange ratio applicable under the Registered Exchange Offer. MedQuist Inc. agreed to make certain supplemental disclosures concerning the Exchange Offer, which were contained in an amendment to Schedule 14D-9 that MedQuist Inc. filed with the SEC on March 7, 2011. The settlement and dismissal of the Shareholder Litigation are conditioned upon, among other things, execution of a final settlement stipulation and court approval.
11. Stock option plans
2007 Equity incentive plan (the EI Plan)
The EI Plan was adopted by the Board of Directors (the “Board”) of the Company on June 12, 2007. The EI Plan is administered and operated by the Board in consultation with the Remuneration Committee of the Board.
The EI Plan provides a framework for the grant of equity and other equity related incentives to directors, officers, consultants and other employees of the Company in different jurisdictions. Awards may be in the form of share options, including incentive stock options (which comply with U.S. tax requirements), share appreciation rights, restricted shares, restricted stock units and other share, share based or cash awards.
In accordance with the EI Plan, share options for 211 ordinary shares were granted by the Board on June 12, 2007, at a price of $7.88. The options were granted to members of the senior management and key employees of the Company.
In cases where the options granted to any option holder were less than 4, such options vested in full on the date the shares of the Company were admitted on AIM. The shares of the Company were admitted to trading on AIM on June 18, 2007.
Where options granted to any option holder were equal to or more than 4, such options vested as follows — 50% on the date of grant, 25% on the first anniversary of the date of grant and the balance on the second anniversary of the date of grant.
The options are exercisable no later than 10 years from the date of grant subject to vesting as stated above. However, the options are subject to early exercise upon a change in control of the Company, as defined. The options shall lapse at the end of the option period. Additionally, the options of any option holder, would lapse on the expiry of three months from the date of cessation of employment or

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
services to the Company for cause (unless otherwise determined by the Board). However, if such option holder leaves otherwise than for cause (as defined in the option agreement), the option holder would be entitled to exercise their options within a period of six months from the date of cessation of employment or service. All share based employee compensation is settled in equity. The Company has no legal or constructive obligation to repurchase or cash settle the options.
Additionally, on June 12, 2007, the board of directors of the Company approved the grant of 674 options to certain directors and senior management personnel of the Company. The options were granted in 3 Tranches in the amounts of 337 options, 225 options and 112 options for Tranche 1, Tranche 2 and Tranche 3, respectively. The exercise price for the options in Tranche 1 was $5.85 per share and for the options in Tranche 2 it was $7.88. Options in Tranche 1 and 2 were exercisable until December 31, 2008 and all such options expired unexercised on December 31, 2008. As of December 31, 2008 and 2009, there are 112 and 90, respectively, of outstanding options in Tranche 3, of which all are exercisable and 23 were forfeited in 2009.
Due to change in control on August 6, 2008, all unvested options vested immediately on that date, which resulted in a share based compensation expense of $18.
In April 2009, the board of directors of the Company approved the key terms of an option award to certain management employees for the completion of acquisition of MedQuist Inc. and 2,208 options were granted at an exercise price of $5.01 per share. The options vest over a period ending on August 6, 2011, with one third of the options vesting on August 6, 2009 and one sixth of the options vesting every six months thereafter. These options expire on August 6, 2018.
Share options and weighted average exercise price are as follows for the reporting periods presented:

	Number of	Weighted average
	options	exercise price (1)
Outstanding at January 1, 2008	886	$7.11
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	(604)	6.75

Outstanding at January 1, 2009	282	7.88
Granted	2,241	5.00
Forfeited	—	—
Exercised	—	—
Expired	(51)	7.88

Outstanding at January 1, 2010	2,472	5.27

Granted	211	9.89
Forfeited	—	—
Exercised	—	—
Expired	(46)	7.88

Outstanding at December 31, 2010	2,637	$5.50

Exercisable at December 31, 2010	1,732	$5.33

(1)	Weighted average exercise prices are converted to U.S. dollars based on the exchange rate at the end of the reporting period.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Options outstanding that have vested and are expected to vest as of December 31, 2010 are as follows:

			Weighted
			average
		Weighted	remaining		Aggregate intrinsic
	Outstanding	average	contract	Intrinsic	value as of
	options	exercise price	term (in years)	value	December 31, 2010
Vested and exercisable at year end	1,732	$5.33	7.36	$4,951	$4,951
Expected to vest	1,732	$5.33	7.36	$4,951	$4,951
The Company recognized $571 as compensation cost during the period in respect of these options. The fair values of these options have been calculated using a Black Scholes model using the following assumptions:

Dividend yield	0%
Expected life	4.8 – 5.8 years
Risk free interest rate	4.42%
Volatility	34%–35%
The unamortized cost of the options as of December 31, 2010 was $751. The total fair value of the shares vested during December 31, 2010 was $571. The weighted average grant date fair values of options granted during the year ended December 31, 2010 was $9.89. As of December 31, 2010, there were 968 additional options available for grant under the EI Plan.
A summary of outstanding and exercisable options as of December 31, 2010 is as follows:

	Options Outstanding			Options exercisable
		Weighted average
		remaining	Weighted		Weighted
	Number of	contractual	average	Number of	average
Exercise price	shares	life (in years)	exercise price	shares	exercise price

$4.50 – $9.00	2,426	7.41	$5.12	1,695	$5.22
$9.01 – $13.50	211	9.46	$9.89	37	$9.89

	2,637	7.58	$5.50	1,732	$5.33

MedQuist Inc. Stock option plan
MedQuist Inc. stock option plans provide for the granting of options to purchase shares of common stock to eligible employees (including officers) as well as to MedQuist Inc. non-employee directors. Options may be issued with the exercise prices equal to the fair market value of the common stock on the date of grant or at a price determined by a committee of MedQuist Inc. board of directors. Stock options vest and are exercisable over periods determined by the committee, generally five years, and expire no more than 10 years after the grant.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Information with respect to MedQuist Inc.’s common stock options is as follows:

			Weighted
			average
			remaining
	Share	Weighted	contractual	Aggregate
	subject to	average	life in	intrinsic
	options	exercise price	years	value
Outstanding, January 1, 2008	2,359	$31.08
Granted	296	11.20
Exercised	(12)	2.71
Forfeited	(827)	29.10

Outstanding, December 31, 2008	1,816	$23.34
Granted	—	—
Exercised	—	—
Forfeited	(553)	22.57

Outstanding, December 31, 2009	1,263	$24.47	3.3	$—

Granted	—	—
Exercised	—	—
Forfeited	(261)	44.84

Outstanding, December 31, 2010	1,002	$17.39	3.0	$1,902

Exercisable, December 31, 2010	903	$19.05	2.5	$1,268

Options vested and expected to vest as of December 31, 2010	1,002	$17.39	3.0	$1,902

The aggregate intrinsic value is calculated using the difference between the closing stock price on the last trading day of 2010 and the option exercise price, multiplied by the number of in-the-money options. As of December 31, 2010, 296 options were in the money.
There were no options granted or exercised in 2010 or 2009. There were 296 options granted and 12 options exercised in 2008.
In the first quarter of 2009, MedQuist Inc. modified the options previously granted in the third quarter of 2008 to its Chief Executive Officer. The grant price was increased from $4.85 per share to $8.25 per share by a committee of MedQuist Inc’s Board of Directors. There was no incremental cost of the modification. We estimated fair value for the modified option grant as of the date of the modification by applying the Black-Scholes option pricing valuation model. The application of this model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The key assumptions used in determining the fair value of the options modified in the first quarter of 2009 were:

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Expected term (years)	5.92
Expected volatility	54.5%
Dividend yield	0%
Expected risk free interest rate	3.25%
Significant assumptions required to estimate the fair value of stock options include the following:
■	Expected term: The SEC Staff Accounting Bulletin No 107 “Simplified” method has been used to determine a weighted average expected term of options granted.

■	Expected volatility: We have estimated expected volatility based on the historical stock price volatility of a company of similar publicly traded companies. We believe that the MedQuist Inc. historical volatility is not indicative of future volatility.
The weighted average grant date fair value of options modified in the first quarter of 2009 was $1.97 per share.
In the fourth quarter of 2010, MedQuist Inc. modified the options previously granted to its Chief Executive Officer. The grant price was decreased from $8.25 per share to $2.22 per share by a committee of its Board of Directors in accordance with plan provisions relating to anti-dilution related cash dividends paid by MedQuist Inc. There was no incremental cost of the modification.
The weighted average grant date fair value of options modified in the fourth quarter of 2010 was $7.28 per share.
A summary of outstanding and exercisable options as of December 31, 2010 is as follows:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
	Number	remaining	average	Number	average
	of	contractual life	exercise	of	exercise
Range of exercise price	shares	(in years)	price	shares	price
$2.22-$10.00	296	7.8	$2.22	197	$2.22
$10.01-$20.00	222	1.6	$17.16	222	$17.16
$20.01-$30.00	452	0.8	$26.29	452	$26.29
$30.01-$40.00	29	0.0	$32.36	29	$32.36
$40.01-$70.00	3	0.1	$44.21	3	$44.21

	1,002	3.0	$17.39	903	$19.05

The total fair value of shares vested during 2009 was $193.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
As of December 31, 2009, there were 994 additional options available for grant under MedQuist Inc.’s stock option plans.
On August 27, 2009, MedQuist Inc.’s board of directors, upon the recommendation of its compensation committee, approved the MedQuist Inc. Long-Term Incentive Plan. The Incentive Plan is designed to encourage and reward the creation of long-term equity value by certain members of MedQuist Inc.’s senior management team. The executives and key employees will be selected by the Compensation Committee and will be eligible to participate in the Incentive Plan. During the third quarter of 2010, the Compensation Committee awarded grants under the Long Term Incentive Plan. In December 2010, the Compensation Committee approved the terms and conditions of the plan. As of December 2010 no amounts have been recorded as compensation expense under the Long Term Incentive Plan, as the amounts were not material.
Warrant
In March 2009, we issued a warrant to a consultant to purchase 82 ordinary shares of the Company. The warrant is exercisable for a term of three years from the date of issuance at an exercise price of $5.01 per share. The warrant is equity classified. We calculated the fair value of the warrant to be approximately $100 using the Black-Scholes option pricing model with the following inputs: exercise price of $5.01 per share, contractual life of 3 years, expected volatility of 41.7%, dividend yield of 0% and expected risk free interest rate of 3.0%.
12. Income taxes
Domestic refers to income taxes recorded on our operations in the British Virgin Islands and foreign refers to income taxes recorded on operations in the United States and India as this was before our redomiciliation to a Delaware Corporation on January 27, 2011. The sources of income (loss) before income taxes and the income tax provision (benefit) for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Income (loss) before income taxes and noncontrolling interest:
Domestic	$(1,382)	$(2,510)	$(775)
Foreign	16,261	12,693	(104,216)

Income (loss) before income taxes and noncontrolling interest	14,879	10,183	(104,991)

Current income tax provision (benefit):
Domestic	—	—	—
Foreign	1,591	317	882

Current income tax provision	1,591	317	882

Deferred income tax provision (benefit):
Domestic	—	—	—
Foreign	(3,903)	695	(6,413)

Deferred income tax provisions (benefit)	(3,903)	695	(6,413)

Income tax provision (benefit)	$(2,312)	$1,012	$(5,531)

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
The reconciliation of the income tax provision (benefit) at the U.S. statutory federal income tax rate to the Company’s income tax provision (benefit) follows:

	2010	2009	2008
Provision (benefit) at statutory tax rate	35.0%	35.0%	(35.0%)
Valuation allowance	(59.4%)	(22.6%)	20.6%
Goodwill impairment	0.0%	0.0%	12.5%
Foreign rate differential	5.4%	7.9%	0.0%
Adjustments to tax reserves	(4.4%)	(0.6%)	0.3%
Permanent differences	4.1%	(1.9%)	0.2%
Intercompany dividend	0.0%	3.8%	0.0%
State taxes	4.2%	(3.0%)	(2.0%)
Other, net	(0.5%)	(8.7%)	(1.9%)

Income tax provision (benefit)	(15.6%)	9.9%	(5.3%)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets
Foreign net operating loss carry forwards	$51,860	$54,734
Accounts receivable	1,231	1,321
Property and equipment	2,821	2,526
Intangibles	3,449	6,499
Employee compensation and benefit plans	3,518	1,770
Deferred compensation	36	—
Customer accommodation	3,470	4,515
Accruals and reserves	2,269	4
Other	5,704	1,673

Total gross deferred tax assets	74,358	76,558
Less: Valuation allowance	(63,097)	(71,183)

Total deferred tax assets	$11,261	$5,375
Deferred tax liabilities
Property and equipment	$(522)	$(12)
Intangibles	(4,179)	(4,085)
Others	(1,189)	—

Total deferred tax liabilities	(5,890)	(4,097)

Net deferred tax asset	$5,371	$1,278

Under the Indian Income Tax Act, a substantial portion of the profits of the Company’s Indian operations is exempt from Indian income tax. The Indian tax year ends on March 31. This tax holiday is available for a period of ten consecutive years beginning in the year in which the respective Indian undertaking commenced operations. The tax holiday expires with respect to the Company’s Indian operations through the year ended March 31, 2011. The aggregate effect on net income (loss) attributable to MedQuist Holdings Inc. of the tax holiday was$1,240, $838 and $695 for the years ended 2010, 2009 and 2008, respectively. Further, the per common share effect of this exemption on net income (loss) attributable to MedQuist Holdings Inc. was $0.03, $0.05 and $0.05 for the years ended 2010, 2009 and 2008, respectively.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
As of December 31, 2010, the Company had federal net operating loss carry forwards of approximately $101,588 which will begin to expire in 2025. The Company had state net operating losses of approximately $285,533 which will expire from 2011 to 2029.
Utilization of the net operating loss carry forwards will be subject to an annual limitation in future years as a result of the change in ownership as defined by Section 382 of the Internal Revenue Code and similar state provisions. The Group performed an analysis on the annual limitation as a result of the ownership change that occurred in 2008.
In assessing the future realization of deferred taxes, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized based on projections of our future taxable earnings. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that a majority of the deferred tax assets would not be realized. As of December 31, 2010, this valuation allowance has decreased from $71,183 as of December 31, 2009 to $63,097.
The total amount of unrecognized tax benefits as of December 31, 2010 was $9,810 which includes $417 of accrued interest related to unrecognized income tax benefits which we recognize as a component of the provision for income taxes. Of the $9,810 unrecognized tax benefits, $9,240 relates to tax positions which if recognized would impact the effective tax rate, not considering the impact of any valuation allowance. Of the $9,240, $3,503 is attributable to uncertain tax positions with respect to certain deferred tax assets which if recognized would currently be offset by a full valuation allowance due to the fact that at the current time it is more likely than not that these assets would not be recognized due to a lack of sufficient projected income in the future.
The following is a roll-forward of the changes in the Company unrecognized tax benefits:

Total unrecognized tax benefits as of January 1, 2009	$5,090
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the prior period	(9)
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	62
Amount of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	—
Reduction to unrecognized tax benefits as a result of a lapse of applicable statute of limitations	(130)

Total unrecognized tax benefits as of December 31, 2009	$5,013

Total unrecognized tax benefits that would impact the effective tax rate if recognized	$4,613

Total amount of interest and penalties recognized in the accompanying consolidated statement of operations for the year ended December 31, 2009	$(126)

Total amount of interest and penalties recognized in the accompanying consolidated balance sheet as of December 31, 2009	$484

Total unrecognized tax benefits as of January 1, 2010	$5,013

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the prior period	5,086
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	575
Amount of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(826)
Reduction to unrecognized tax benefits as a result of a lapse of applicable statute of limitation	(38)

Total unrecognized tax benefits as of December 31, 2010	$9,810

Total unrecognized tax benefits that would impact the effective tax rate if recognized	$9,240

Total amount of interest and penalties recognized in the accompanying consolidated statement of operations for the year ended December 31, 2010	$39

Total amount of interest and penalties recognized in the accompanying consolidated balance sheet as of December 31, 2010	$417

Prior to acquisition of SIPL, SIPL had received a notifications of tax assessments resulting from transfer pricing audits amounting to 52.2 million Indian Rupees (approximately $1.15 million), including penalties and interest, for the tax year ended March 31, 2004 (the “2004 Assessment”) and 40.6 million Indian Rupees (approximately $0.90 million), including penalties and interest, for the tax year ended March 31, 2005 (the “2005 Assessment”). The Company has filed appeals with India Commissioner of Income Tax for the 2004 and 2005 Assessments. Pending resolution of the Company’s appeal process, the Company was required to make advance tax payments aggregating to $1.20 million, which is included current assets in the consolidated balance sheets for the year ended December 31, 2010.
In December 2010, SIPL received a notification resulting from a transfer pricing audit amounting to 106.9 million Indian Rupees (approximately $2.35 million) including penalties and interest, for the fiscal tax period ended March 31,2007. In January 2011, the Company filed an appeal with Dispute Resolution Panel (DRP).
At the time of acquisition of SIPL, the Company evaluated and recorded a liability of $4.8 million. The liability was accounted as a part of the purchase price allocation and was not charged to Income tax expense.
The Company files income tax returns in the U.S. federal jurisdiction, all U.S. states which require income tax returns and foreign jurisdictions. Due to the nature of the Company’s operations, no state or foreign jurisdiction other than the United States is individually significant. With limited exceptions the Company is no longer subject to examination by the U.S. federal or states jurisdiction for years prior to 2007. The Internal Revenue Service concluded a federal tax audit for MedQuist Inc and its subsidiaries for the tax years 2003 through 2006 with no material adjustments. However those years have not been audited for the other members of the Company who file a separate consolidated return. The Company is no longer subject to examination by the UK federal jurisdiction for years prior to 2008.
The Company does have various state tax audits and appeals in process at any given time. As of December 31, 2010, the Indian tax authorities have concluded their tax audits for all entities except SIPL for the tax years through March 31, 2008 with no significant tax adjustments.
The Company’s unrecognized tax benefits are expected to change in 2011. However we do not anticipate any significant increases or decreases within the next twelve months.
13. Employee benefit plans
401(k) plans of U.S. subsidiaries
MedQuist Inc. — 401(k) plan
We maintain a tax-qualified retirement plan named the MedQuist 401(k) Plan (401(k) Plan) that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Our 401(k) Plan allows eligible employees to contribute up to 25% of their annual eligible compensation on a pre-tax basis, subject to applicable Internal Revenue Code limits. Elective deferral contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directives. Employee elective deferrals are 100% vested at all times. Our 401(k) Plan provides that we may make a discretionary matching contribution to the participants in the 401(k) Plan. We did not match the employee contributions for the years ended December 31, 2010, 2009 and 2008.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
401(k) plan of other U.S. subsidiaries
The Company maintains tax qualified retirement plans for its U.S. employees that provide eligible employees the opportunity to save for retirement on a tax advantage basis. The plans allow for eligible employees to contribute a portion of their annual eligible compensation on a pretax basis subject to applicable internal revenue code limits. The Company may make discretionary matching contributions to the participant’s accounts in its sole discretion. The Company did not match employee contributions for the years ended December 31, 2010, 2009 and 2008.
Indian subsidiary
Gratuity
In accordance with applicable Indian laws, the Indian subsidiary of the Company provides for a defined benefit retirement plan (“the Gratuity Plan”) covering eligible employees. The Gratuity Plan provides for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment at an amount that is based on salary and tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation. The measurement date used to measure fair value of plan assets and benefit obligations is December 31, 2010; however, the Gratuity Plan is unfunded as of December 31, 2010.
As of December 31, 2010, 2009 and 2008 the projected benefit obligation was $913, $330 and $267 respectively. These amounts have been included in other noncurrent liabilities in the consolidated balance sheets. The accumulated benefit obligation was $749, $211 and $143 as of December 31, 2010, 2009 and 2008, respectively. Net periodic benefit cost under the Gratuity Plan amounted to $100, $65 and $187 for 2010, 2009 and 2008, respectively.
Other benefit plans
The Indian subsidiary of the Company also has defined contribution plans that are largely governed by local statutory laws and covers the eligible employees. These plans are funded both by the employees and by the Company with an equal contribution, primarily based on a specified percentage of the employee’s basic salary. The total contribution to these plans by the Company during the years ended December 31, 2010, 2009 and 2008 was $924, $565 and $413, respectively, and the Company has no obligation beyond the amounts contributed.
14. Related party transactions
Transactions with affiliates of the company’s majority shareholder
During the year ended December 31, 2008, an aggregate of $8,000 was paid to two affiliates of the Company’s majority shareholder and to LBCCA for services in connection with the equity subscription in the Company and the acquisition of MedQuist Inc. The Company also entered into an agreement with LBCCA and SAC CBI II, an affiliate of its majority shareholder, in August 2008. Pursuant to this agreement, the combined amounts payable to SAC CBI II and LBCCA of $2,750 and $2,750 were recorded for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, $3,537,and $2,185, respectively, is accrued as a result of this agreement and is recorded in due to related parties in the consolidated balance sheets. This agreement terminated in February 2011, see Note 8.
On May 4, 2010, the audit committee of MedQuist Inc.’s board of directors approved the payment of and the Company expensed a $1,500 success-based fee to SAC PCG, an affiliate of its majority shareholder, in connection with the Spheris acquisition.
On October 17, 2010, members of the Board unaffiliated with SAC CBI, having evaluated the services provided and fees charged for similar transactions, approved a payment of $5,000 to SAC PCG, an affiliate of SAC CBI, for services rendered in connection with the Registered Exchange, Private Exchange and our U.S. initial public offering described in Note 1, recent developments.
Transactions with an entity under common control
During the year ended December 31, 2008 the Company provided transcription services, software development, customer relationship and other services to an entity in which the Company’s director exercised significant influence. Such entity was an entity under

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
common control until the August 6, 2008 investment by the Company’s current majority shareholder. The amounts charged by the Company for such services aggregated $633 for the year 2008. Additionally, the Company at various times prior to August 6, 2008 made and received short-term advances to and from the related party. There were no transactions with this party during the year ended December 31, 2010 and 2009.
Mirrus Systems Inc.
Effective February 10, 2009 the former CEO and President of Mirrus Systems Inc. (Mirrus) and former executive director on the Board of the Company resigned from services with the company. Under the terms of his settlement among other matters, he transferred his holdings of approximately 13% in Mirrus to the Company. As a result of the settlement, Mirrus is a 100% subsidiary of the Company. The difference between the consideration paid and the carrying value of the non-controlling interest in Mirrus acquired of $690 has been recorded as additional paid in capital.
Transactions with entities in which directors exercise significant influence
The Company occupied a property owned by a trust in which the President, CEO and a director of one of its subsidiary, has an interest as a sole trustee and owner of the trust. An amount of $188, $181 and $179, was paid as rent for the years ended December 31, 2010, 2009 and 2008, respectively. Effective December 31, 2010, this arrangement terminated with the sale of the PFS business.
During the year ended December 31, 2010 and 2009, the Company paid $0 and $113 to a Director to purchase the noncontrolling interest in one of its subsidiaries. The Company sold software solution services to a company in which a Director exercises significant influence aggregating $471 for the year ended December 31, 2008, respectively.
Transactions with affiliated companies
The Company purchased transcription services from an affiliated Company during the years ended December 31, 2010, 2009 and 2008 aggregating $0, $819 and $601, respectively. As of December 31, 2010, 2009 and 2008, $0, $222 and $38 was recorded as accounts receivable from this company. During 2008, the Company made an additional equity investment in this company amounting to $116.
During the year ended December 31, 2010, 2009 and 2008, the Company purchased certain services of $337, $365 and $162, respectively, from an affiliated company.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
15. Cost of legal proceedings and settlements
The following is a summary of the amounts recorded in the accompanying consolidated statements of operations:

	Years ended
	December 31,
	2010	2009	2008
Legal fees	$2,695	$8,593	$5,311
Other, including settlements	910	6,350	—

Total	$3,605	$14,943	$5,311

The amounts included in settlements for 2010 represent an additional charge of $0.9 million related to our settlement with Kaiser Foundation Health Plan, Inc., and affiliates. The amounts include in settlements for 2009 represent the settlement of a patent litigation matter.
16. Restructuring charges
2010 Restructuring Plan
Management’s ongoing cost reduction initiatives, including process improvement, combined with the acquisition of Spheris, resulted in a restructuring plan involving staff reductions and other actions designed to maximize operating efficiencies. The affected employees are entitled to receive severance benefits under existing established severance policies. The employees affected were primarily in the operations and administrative functions. Management approved the initial actions under the plan during 2010.

Beginning balance	$—
Charge	4,303
Cash paid	(2,232)

Ending balance	$2,071

We expect the remaining balance to be paid in 2011. The Company expects that restructuring activities may continue in 2011 as management identifies opportunities for synergies resulting from the acquisition of Spheris including the elimination of redundant functions.
2009 Restructuring Plan
     During the third and fourth quarters of 2009, as a result of management’s continued planned process improvement and technology development investments we committed to an exit and disposal plan which includes projected employee severance for planned reduction in headcount. Because of plan development in late 2009 and execution of the plan over multiple quarters in 2009 and 2010, not all personnel affected by the plan know of the plan or its impact. The plan includes costs of $2.5 million for employee severance and $0.3 million for vacating operating leases. The table below reflects the financial statement activity related to the 2009 restructuring plan and is included in accrued expenses in the accompanying consolidated balance sheets, for the years ended December 31,:

	2010	2009
Beginning balance	$2,064	$—
Charge (reversal)	(631)	2,810
Cash paid	(1,259)	(746)

Ending balance	$174	$2,064

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
We expect the remaining balance to be paid in 2011.
17. Investments in affiliated companies
A-Life Medical Inc. (A-Life)
We previously had an investment of $9,996 at December 31, 2009, in A-Life, a privately held entity which provides advanced natural language processing technology for the medical industry that was recorded under the equity method of accounting. In October 2010 we sold our shares in A-Life for cash consideration of $23.6 million, of which $4.1 million will be held in escrow until March 2012. We recorded a pre-tax gain of $8.8 million. For the year ended December 31, 2009, our investment increased by $2,015 related to our share of A-Life’s net income, primarily related to a gain resulting from an acquisition, additional cash investments in A-Life of $852 offset by $255 for a dilution, which was recorded in Shareholders’ Equity in our consolidated balance sheet. Our investment in A-Life in 2009 had been recorded in other assets in the accompanying consolidated balance sheets.
18. Sale of PFS business
On December 31, 2010, we completed the sale of our non-strategic PFS business. PFS provided revenue management and billing services. The results for this business were accounted for as discontinued operations in the consolidated financial statements for the years presented herein. The sale resulted in a net gain of $525.
Summarized statement of operations for the PFS business included as discontinued operations were:

	Years ended December 31,
	2010	2009	2008
Net Revenue	$13,113	$17,836	$22,260
Income (loss) before taxes	354	(1,281)	(8,926)
Income tax (benefit) provision	323	70	133
Income (loss) from operations, net of taxes	31	(1,351)	(9,059)
Gain from sale of discontinued operation	525	—	—
Income from discontinued operation, net of tax	556	(1,351)	(9,059)
Loss from operations, net of taxes for the year ended December 31, 2008 includes a goodwill impairment charge of $9,339.
19. Quarterly financial information (unaudited)
The following table sets forth selected quarterly consolidated financial information for the years ended December 31, 2010 and 2009. The operating results for any given quarter are not necessarily indicative of results for any future period.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

2010	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter
Net revenues	$85,087		$108,505 (d)	$113,200	$110,534
Gross profit	$30,472		$38,170	$43,264	$46,226

Net income (loss) attributable to MedQuist Holdings Inc.	$2,088		$(1,535)	$5,871	$2,083	(e)
Net income (loss) per share from continuing operations
Basic	$0.04		$(0.07)	$0.14	$0.03
Diluted	$0.04		$(0.07)	$0.13	$0.03
Net income (loss) per share from discontinuing operations
Basic	$0.00		$0.01	$0.01	$0.01
Diluted	$0.00		$0.01	$0.01	$0.01
Net income (loss) per share attributable to MedQuist Holdings Inc (c)
Basic	$0.04		$(0.06)	$0.15	$0.04
Diluted	$0.04		$(0.06)	$0.14	$0.04
Weighted average shares outstanding:
Basic	35,013		35,078	35,158	35,158
Diluted	35,182		35,078	48,926	36,370

2009
Net revenues	$89,907		$89,142	$89,071	$85,812
Gross profit	$30,421		$32,081	$30,171	$31,558

Net income (loss) attributable to MedQuist Holdings Inc.	$(3,223	)(a)	$393	$2,603	$962	(b)
Net income (loss) per share from continuing operations
Basic	$(0.09)		$0.00	$0.07	$0.01
Diluted	$(0.09)		$0.00	$0.07	$0.01
Net income (loss) per share from discontinuing operations
Basic	$(0.01)		$(0.01)	$(0.02)	$0.00
Diluted	$(0.01)		$(0.01)	$(0.02)	$0.00
Net income (loss) per share attributable to MedQuist Holdings Inc.(c)
Basic	$(0.10)		$(0.01)	$0.05	$0.01
Diluted	$(0.10)		$(0.01)	$0.05	$0.01
Weighted average shares outstanding:
Basic	34,442		34,442	34,873	35,013
Diluted	34,442		34,442	34,873	35,013

(a)	Includes $5,950 recorded in cost of legal proceedings and settlements related to the settlement of all claims related to the Anthurium patent litigation settlement.

(b)	Includes $500 recorded in cost of legal proceedings and settlements related to the settlement of all claims related to the reseller arbitration settlement.

(c)	The sum of quarterly net income (loss) per share may differ from the full year amount.

(d)	In April 2010, we completed the acquisition of Spheris.

(e)	Includes gain on sale of A-Life amounting to $8,780 and loss on extinguishment of debt amounting to $13,525.

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1*	Certificate of Incorporation

3.2*	By-Laws

4.1	Warrant Agreement, dated March 19, 2001, between MedQuist Holdings Inc. and Oosterveld International BV (Incorporated by reference to Exhibit 4.5 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

4.2	Senior Subordinated Note Purchase Agreement, dated as of September 30, 2010, among CBay Inc., MedQuist Inc. and MedQuist Transcriptions Ltd., CBaySystems Holdings Limited, BlackRock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A. and THL Credit Inc. (Incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

4.3	Form of 13% Senior Subordinated Note due 2016 (included as part of Exhibit 4.3 and incorporated herein by reference)

4.4	Guaranty Agreement, dated as of September 30, 2010, among CBaySystems Holdings Limited, MedQuist IP LLC, MedQuist CM LLC, MedQuist Delaware, Inc. and Each Other Guarantor From Time to Time Party Hereto, BlackRock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A. and THL Credit Inc. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

4.5	Exchange Agreement, dated as of September 30, 2010, by and between CBaySystems Holdings Limited and the Investors signatories thereto (Incorporated by reference to Exhibit 4.4 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

4.6	Amendment No. 1 to the Exchange Agreement, dated as of December 30, 2010, by and between CBaySystems Holdings Limited and the Investors signatories thereto (Incorporated by reference to Exhibit 4.4.1 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

9.1	Voting Agreement, dated September 30, 2010, by and between CBaySystems Holdings Limited, S.A.C. PEI CB Investment, L.P., S.A.C. PEI CB Investment II, LLC and International Equities (S.A.C. Asia) Limited (Incorporated by reference to Exhibit 9.1 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.1	Stock and Asset Purchase Agreement, dated April 15, 2010, between Spheris Holding II, Inc., Spheris Inc., Spheris Operations LLC, Vianeta Communications, Spheris Leasing LLC, Spheris Canada Inc., CBay Inc. and MedQuist Inc. (Incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.2	Credit Agreement, dated as of October 1, 2010, among CBay Inc., MedQuist Inc. and MedQuist Transcriptions, Limited, as Borrowers, CBaySystems Holdings Limited, as Holdings, the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, SunTrust Bank, as Syndication Agent, and ING Capital LLC and Regions Bank, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

Exhibit
Number	Description of Document
10.3	Guaranty and Security Agreement, dated as of October 14, 2010, among CBay Inc., MedQuist Inc., MedQuist Transcriptions, Limited, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, and Each Other Guarantor party thereto (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.4	Subordination and Intercreditor Agreement, dated October 1, 2010, among BlackRock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A. and THL Credit, Inc., CBay Inc., MedQuist Inc., MedQuist Transcriptions Ltd. and General Electric Corporation (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.5	Agreement, dated August 19, 2008, between CBaySystems Holdings Limited, S.A.C. PEI CB Investment II, LLC and Lehman Brothers Commercial Corporation Asia Limited (Incorporated by reference to Exhibit 10.6 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.6*	Registration Rights Agreement, dated as of February 4, 2011, among MedQuist Holdings, Inc., S.A.C. PEI CB Investment, L.P., S.A.C. PEI CB Investment II, LLC and International Equities (S.A.C. Asia) Limited

10.7*	Stockholders Agreement, dated as of February 11, 2011, among MedQuist Holdings Inc., S.A.C. PEI CB Investment, L.P., S.A.C. PEI CB Investment II, LLC, International Equities (S.A.C. Asia) Limited and the other signatories party thereto

10.8*	Stockholders Agreement, dated as of February 4, 2011, among MedQuist Holdings Inc., S.A.C. PEI CB Investment, L.P., S.A.C. PEI CB Investment II, LLC and International Equities (S.A.C. Asia) Limited

10.9	Form of Amended and Restated Management Stockholder’s Agreement (Incorporated by reference to Exhibit 10.10 of Amendment No. 5 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.10†	MedQuist Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.15 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.11†	Form of Stock Option Agreement under the MedQuist Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.12†	MedQuist Inc. Long-Term Incentive Plan adopted on August 27, 2009 (Incorporated by reference to Exhibit 10.17 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.13†	MedQuist Inc. Executive Deferred Compensation Plan, Amended and restated, Effective November 15, 2001 (Incorporated by reference to Exhibit 10.18 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

Exhibit
Number	Description of Document
10.14†	MedQuist Transcriptions, Ltd. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.19 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.15†	CBaySystems Holdings Limited 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.11 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.16†	Form of Share Option Agreement in connection with the 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.12 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.17†	MedQuist Holdings Inc. 2010 Senior Executive Bonus Plan (Incorporated by reference to Exhibit 10.19.1 of Amendment No. 5 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.18†	MedQuist Holdings Inc. 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 10.13 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.19†	MedQuist Holdings Inc. 2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.20†	Amended and Restated Stock Option Agreement by and between Peter Masanotti and MedQuist Inc., dated March 2, 2009 (Incorporated by reference to Exhibit 10.20 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.21†	Amended and Restated employment agreement by and between CBaySystems Holdings Limited, CBay Inc., CBay Systems (India) Pvt. Ltd. and V. Raman Kumar, dated as of December 6, 2010 (Incorporated by reference to Exhibit 10.21 of Amendment No. 5 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.22†	Employment agreement by and between CBaySystems Holdings Limited, CBay Inc. and Robert Aquilina, dated as of August 8, 2008 (Incorporated by reference to Exhibit 10.22 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.23†	Employment agreement by and between CBaySystems Holdings Limited, CBay Inc. and Michael Seedman, dated as of August 8, 2008 (Incorporated by reference to Exhibit 10.23 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.24†	Employment agreement by and between CBaySystems Holdings Limited, CBay Inc. and Clyde Swoger, dated as of August 2008 (Incorporated by reference to Exhibit 10.24 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.25†	Employment Agreement by and between Peter Masanotti and MedQuist Inc., dated September 3, 2008 (Incorporated by reference to Exhibit 10.28 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

Exhibit
Number	Description of Document
10.26†	Employment Agreement between Anthony D. James and MedQuist Inc. for the position of Co-Chief Operating Officer dated June 24, 2010 (Incorporated by reference to Exhibit 10.29 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.27†	Offer of Employment between MedQuist Inc. and Michael Clark dated April 21, 2005 (Incorporated by reference to Exhibit 10.29.1 of Amendment No. 6 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.28†	Form of 2010 Amendment to Employment Agreement dated as of August 2008 (Incorporated by reference to Exhibit 10.25 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.29†	Form of Letter of Appointment from CBaySystems Holdings Limited to each non-executive director (Incorporated by reference to Exhibit 10.26 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.30†	Form of Deed of Variation to Letter of Appointment between each compensated non-executive director and CBaySystems Holdings Limited (Incorporated by reference to Exhibit 10.27 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.31	Form of Indemnification Agreement between MedQuist Holdings Inc. and certain Directors and Officers (Incorporated by reference to Exhibit 10.30 of Amendment No. 5 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.32	Form of Management Indemnification Agreement by and between MedQuist Inc. and Certain Officers (Incorporated by reference to Exhibit 10.30.1 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.33	First Amendment to the Form of Management Indemnification Agreement by and between MedQuist Inc. and Certain Officers (Incorporated by reference to Exhibit 10.30.2 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.34	Indemnification Agreement dated November 21, 2008 between MedQuist Inc. and Peter Masanotti (Incorporated by reference to Exhibit 10.31 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.35	Office Lease, dated June 2006, between Ford Motor Land Development Corporation and Spheris Operations Inc. (Incorporated by reference to Exhibit 10.32.1 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.36	Amendment to Office Lease Agreement, dated March 27, 2009, between Carothers Office Acquisition LLC and Spheris Operations, Inc. (Incorporated by reference to Exhibit 10.32.2 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.37	Assignment, Assumption and Agreement to Relinquish Office Space and Amendment to Office Lease Agreement, dated April 22, 2010 between Carothers Office Acquisition LLC and MedQuist Transcriptions, Ltd. (Incorporated by reference to Exhibit 10.32.3 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

Exhibit
Number	Description of Document
10.38	First Amendment to Lease Agreement, dated March 1, 2009, by and between Atlanta Lakeside Real Estate, L.P. and MedQuist Transcriptions, Ltd. (Incorporated by reference to Exhibit 10.33.1 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.39	Second Amendment to Lease Agreement, effective August 1, 2009, by and between Atlanta Lakeside Real Estate, L.P. and MedQuist Transcriptions, Ltd. (Incorporated by reference to Exhibit 10.33.2 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.40#	Licensing Agreement, as amended, dated as of November 10, 2009, between MedQuist Inc. and Nuance Communications, Inc. (Incorporated by reference to Exhibit 10.34 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.41#	Third Amended and Restated OEM Supply Agreement dated November 10, 2009, between MedQuist Inc. and Nuance Communications, Inc. (Incorporated by reference to Exhibit 10.35 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.42#	Licensing Agreement by and between Nuance Communications, Inc. and MedQuist Inc., dated November 10, 2009 (Incorporated by reference to Exhibit 10.36 of Amendment No. 5 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.43#	Amended and Restated Clinical Documentation Solution Agreement by and between Multimodal Technologies, Inc. and MedQuist Inc., dated March 25, 2010 (Incorporated by reference to Exhibit 10.37 of Amendment No. 3 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.44*	Redemption Agreement among Lehman Brothers Commercial Corporation Asia Limited, S.A.C. Private Equity Investors, L.P., S.A.C. PEI CB Investment, L.P. and S.A.C. PEI CB Investment GP, Limited and the Liquidators named therein

21.1	List of subsidiaries of MedQuist Holdings Inc. (Incorporated by reference to Exhibit 21.1 of Amendment No. 6 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement.

#	Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.