Form 10-K/A
period 2010-12-31
MedQuist Holdings Inc.
filed 2011-05-03
CIK 1441567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Commission file number 1-35069
MEDQUIST HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0676666
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
9009 Carothers Parkway, Suite C-2, Franklin, TN 37067
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(615) 261-1500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
     The number of registrant’s shares of common stock, $0.10 par value, outstanding as of April 26, 2011 was 49,166,669.
Documents incorporated by reference
     None

     Explanatory Note
          MedQuist Holdings Inc. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 to amend and restate Items 10 through 14 to include the information intended to be incorporated therein by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for 2011, which information was previously intended to be filed with the Securities and Exchange Commission (SEC) within 120 days following the end of our fiscal year ended December 31, 2010. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), we are including certain currently dated certifications. The remainder of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 16, 2011 remains unchanged.
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
          In February 2011, we completed our U.S. initial public offering, or IPO, of common stock selling 3.0 million of our shares of common stock at an offer price of $8.00 per share, resulting in gross proceeds to us of $24.0 million and net proceeds to us after underwriting fees of $22.3 million. Our common stock is listed on The NASDAQ Global Market under the symbol “MEDH.”
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
          Public Exchange
          In March 2011, we completed a public exchange offer, or the Public Exchange, for shares of MedQuist Inc. common stock which resulted in us now beneficially owning approximately 97% of the issued and outstanding shares of MedQuist Inc. common stock. In accordance with the terms of a Stipulation of Settlement entered into in connection with the settlement of litigation brought by certain of MedQuist Inc.’s shareholders in connection with the Public Exchange, and subject to final approval of the settlement by the court presiding over the shareholder litigation, the remaining issued and outstanding shares of MedQuist Inc. common stock are expected to be exchanged on the same terms as the Public Exchange in a short-form merger by the end of the third quarter of 2011. We refer to the IPO and related transactions, the Private Exchange and the Public Exchange as the Corporate Reorganization.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Identification of Our Directors and Executive Officers
     Our business, property and affairs are managed by, or under the direction of, our board of directors. Each director holds office until his successor is elected and qualified, or until his earlier resignation or removal. Set forth below is the biographical information for each of our directors and executive officers, including age, business experience for the last five years, any public company directorships held during the last five years, memberships on committees of our board of directors and the date when each director first became a member of our board of directors. We are not aware of any arrangements or understandings between any of the individuals listed below and any other person pursuant to which such individual was or is to be selected as a director or executive officer, other than any arrangements or understandings with our directors and executive officers acting solely in their capacities as such.
     Robert M. Aquilina: Executive Chairman
     Mr. Aquilina, 55, has served as the Executive Chairman of our board of directors since August 2008 and he served as our Chief Executive Officer from October 2010 to March 16, 2011. Mr. Aquilina currently serves as a member of the Compensation Committee (formerly referred to as our Remuneration Committee). He also serves as chairman of the MedQuist Inc. board of directors and its compensation committee. He has also served as an Executive Partner, a senior operating consulting role, to Siris Capital Group, LLC since March 2011 and to SAC PCG from 2007 to March 2011. From 2002 to 2004, he served as an Industrial Partner with Ripplewood Holdings LLC, or Ripplewood, a private equity firm based in New York, and held the role of Co-Chairman of Flag Telecom Group Ltd. Mr. Aquilina was a board member of Japan Telecom Inc. from 2003 to 2004. Prior to these positions, Mr. Aquilina was a senior operating executive of AT&T, Inc. with a 21-year career. His last post at AT&T, ending in 2001 was as Co-President of AT&T Consumer Services and a member of the Chairman’s Operating Group. Within AT&T, Mr. Aquilina held a variety of senior positions including President of Europe, Middle East & Africa, Vice Chairman of AT&T Unisource, Vice Chairman of WorldPartners, Chairman of AT&T-UK, and General Manager of Global Data Services. Mr. Aquilina has been a Member of Cooper Union’s Board of Trustees since 2000. Mr. Aquilina received an M.B.A. from The University of Chicago and a B.Sc. in Engineering degree from The Cooper Union for the Advancement of Science & Art in New York (Cooper Union).
     V. Raman Kumar: Vice Chairman and Director
     Mr. Kumar, 50, is our co-founder and serves as a director. He has served as our Vice Chairman since February 2007 and, from February 2007 to October 2010, was also our Chief Executive Officer. He has also served as an Executive Partner, a senior operating consulting role, to Siris Capital Group, LLC since March 2011. He has also served as the President of CBay Inc. since December 2008, as Chairman & President of CBay Systems & Services Inc. since April 2010 and as Executive Chairman & Chief Executive of CBay Systems (India) Private Limited since July 2010. Prior to his current position at CBay Systems (India) Private Limited, Mr. Kumar served as its Chairman & Managing Director from October 2005 to July 2010. Prior to our founding in 1997, he worked as a Senior Vice President (International Trade Finance and Marketing) at the Essar Group, a multinational conglomerate. Mr. Kumar also currently serves on the board of directors of CBay Inc.,

CBay Systems & Services Inc. as well as several other of our subsidiaries. Mr. Kumar has a BA (Honors) and Masters Degree in History from St. Stephens’s College, New Delhi, India.
     Frank Baker: Director
     Mr. Baker, 39, has served as a director since August 2008. Mr. Baker currently serves as the chairman of the Compensation Committee and as a member of the Nomination Committee. He also serves as a non-executive director of MedQuist Inc. Mr. Baker is a Managing Director and co-founder of Siris Capital Group, LLC, which was established in March 2011. Mr. Baker was also a co-founder of SAC PCG and was a Managing Director of SAC PCG from 2007 to March 2011. From 1999 to 2006, Mr. Baker was at Ripplewood, a New York based private equity firm, and RHJ International, a financial services company incorporated under the laws of Belgium, where he was responsible for making various private equity investments. Prior to joining Ripplewood, Mr. Baker spent over three years in investment banking as an Associate at J.P. Morgan Securities Inc. in its Capital Markets Group and as an Analyst at Goldman, Sachs & Co. in its mergers and acquisitions department. Mr. Baker also currently serves as director of Cosmos Bank, Taiwan. Mr. Baker has a B.A. in Economics from the University of Chicago and an M.B.A. from Harvard Business School.
     Peter Berger: Director
     Mr. Berger, 61, has served as a director since August 2008. Mr. Berger currently serves as the chairman of the Nomination Committee and as a member of the Audit Committee. He also serves as a non-executive director of MedQuist Inc. and as the chairman of its audit committee and nominating committee. Mr. Berger is a Managing Director and co-founder of Siris Capital Group, LLC, which was established in March 2011. Mr. Berger was also a co-founder of SAC PCG and was a Managing Director of SAC PCG from 2007 to March 2011. From 1995 to 1998 and 2000 to 2006, Mr. Berger was a founding member of Ripplewood, a New York based private equity firm, and served as both a Managing Director of Ripplewood and as a Special Senior Advisor to the Board of RHJ International, a financial services company incorporated under the laws of Belgium. From 1999 to 2000, Mr. Berger served as Managing Director and Chief Executive Officer of Mediacom Ventures LLC, a boutique investment advisory firm. From 1989 to 1991, he served as a Managing Director in investment banking at Bear Stearns Companies. Prior to this, Mr. Berger was a senior partner and global head of the Corporate Finance Group at Arthur Andersen & Co., where he began his career in 1974. He also served as Non-Executive Chairman of the Board of Kepner-Tregoe, Inc., a management consulting company. Mr. Berger also currently serves as director of Cosmos Bank, Taiwan. Mr. Berger has a B.Sc. from Boston University and an M.B.A. from Columbia University Graduate School of Business.
     Merle L. Gilmore: Director
     Mr. Gilmore, 63, has served as a director since August 2008. Mr. Gilmore currently serves as a member of the Compensation Committee. He has been President of LKR Technology Partners, LLC since 2001. Mr. Gilmore served as an Industrial Partner of Ripplewood from 2001 to 2008. Mr. Gilmore has also served an Executive Partner, a senior operating consultant role, to Siris Capital, LLC since March 2011 and to SAC PCG from 2009 to March 2011. Mr. Gilmore was a senior executive of Motorola, Inc., holding numerous senior management positions including Executive Vice President and President of the Land Mobile Products Sector from 1993 to 1997, Executive Vice President and President for Europe, Middle East and Africa from 1997 to 1998 and Executive Vice President and President of the

Communications Enterprise from 1998 to 2000. Mr. Gilmore has been a director of Revenew Systems LLC, a marketing company, since 2006. In April, 2010 he was named Chairman of the Board of Airvana Network Solutions, Inc. He was previously a member of the Proxim Corp., Japan Telecom, Inc. and Mediabolic, Inc. boards of directors and the Chairman of the Board and a representative officer of D&M Holdings Inc. from 2001 to 2006. Mr. Gilmore received his B.S. in Electrical Engineering from the University of Illinois and his M.S. in Electrical Engineering from Florida Atlantic University.
     Jeffrey Hendren: Director
     Mr. Hendren, 50, has served as a director since August 2008 and as Vice Chairman of Finance since May 2010. Mr. Hendren currently serves as a member of the Compensation Committee and the Nomination Committee. Mr. Hendren is a Managing Director and co-founder of Siris Capital Group, LLC, which was established in March 2011. He was also a co-founder of SAC PCG and was a Managing Director of SAC PCG from 2007 to March 2011. From 1997 to 2007, Mr. Hendren was a Managing Director at Ripplewood, a New York based private equity firm, and RHJ International, a financial services company incorporated under the laws of Belgium, where he was responsible for making various private equity investments and was also a director of RHJ International, which was publicly traded on the Brussels Stock Exchange. Before joining Ripplewood and RHJ International, Mr. Hendren was a member of Goldman, Sachs & Co.’s mergers and acquisitions department from 1989 to 1997. From 1981 to 1988, Mr. Hendren held various positions at Georgia Pacific Corp, a manufacturer and marketer of paper and building products. Mr. Hendren also currently serves as a director of Cosmos Bank, Taiwan and served as its acting chairman from February 2009 to December 2009 and its acting president from March 2009 to December 2009. Mr. Hendren has a B.Sc. from Indiana University and an M.B.A. from Harvard Business School.
     Kenneth John McLachlan: Director
     Mr. McLachlan, 64, has served as a director since May 2007. Mr. McLachlan currently serves as the chairman of the Audit Committee and as a member of Nomination Committee. He is the founder and has been the chairman McLachlan & Associates since January 1992. Prior to that, he held leadership positions at companies such as PricewaterhouseCoopers, a consulting firm, Boehringer Mannheim, a pharmaceuticals company, and Mackie Plc. Mr. McLachlan has held directorships at various UK international private companies, including Vitaflo International Ltd. He is a qualified Chartered Accountant in Scotland and a Registered Accountant in the Netherlands. He is also a Fellow of the Institute of Taxation in the UK.
     James Patrick Nolan: Director
     Mr. Nolan, 51, has served as a director since June 2009. Mr. Nolan currently serves as a member of the Audit Committee and the Compensation Committee. He has been Executive Vice President at Royal Philips Electronics and Head of Mergers & Acquisitions since June 2005. From 2000-2005, Mr. Nolan served as an executive in the Mergers and Acquisitions department at Royal Phillips Electronics. Prior to joining Royal Phillips Electronics, Mr. Nolan held merger and acquisition roles at companies including Credit Commercial de France, a commercial bank, Coopers & Lybrand Management Consultants and Rabobank Internations, a financial services provider. He has held several board positions including being a board member of Navteq Inc., the world’s leading digital navigation software company, and SHL Telemedicine Ltd., an IT-based healthcare company. Mr.

Nolan qualified as a barrister after graduating in Law from the University of Oxford in the United Kingdom and has an MBA from INSEAD, France.
     Peter L. Masanotti: President and Chief Executive Officer
     Mr. Masanotti, 56, has served as our President and Chief Executive Officer since March 16, 2011. Mr. Masanotti has also served as MedQuist Inc.’s Chief Executive Officer since September 2008 and as MedQuist Inc.’s President since November 2008. Prior to this, Mr. Masanotti was Managing Director and Global Head of Business Process Sourcing at Deutsche Bank, an international bank, since May 2007, where he was responsible for offshore and onshore labor productivity and efficiency for the investment banking platform. From July 2005 through May 2007, Mr. Masanotti was the Chief Operating Officer and Executive Vice President of Office Tiger LLC, a business outsourcing firm which services major investment banks and Fortune 500 companies. From December 2001 to May 2005, Mr. Masanotti served as Chief Operating Officer of Geller & Company, a privately held finance and accounting outsourcing firm. He also held executive positions at Baltimore Technologies Inc., a Dublin, Ireland-based e-security solutions provider, and at International Telecommunication Data Systems Inc., a leading billing and customer care solutions provider to the wireless telecommunication industry. Mr. Masanotti has a B.A. in economics from the University of Connecticut-Storrs. He is also a graduate of the Temple University School of Law.
     Anthony James: Chief Financial Officer and Co-Chief Operating Officer of MedQuist Inc.
     Mr. James, 44, has served as our Chief Financial Officer since March 16, 2011. Mr. James has also served as the Chief Financial Officer of MedQuist Inc. since November 2010 and as MedQuist Inc.’s Co-Chief Operating Officer since June 2010, following MedQuist Inc.’s acquisition of Spheris. Mr. James served as the Chief Operating Officer for Spheris from 2006 to April 2010. From 2001 to 2006, Mr. James served as Spheris’ Chief Financial Officer and from 1999 to 2001, he served as its Corporate Controller. Prior to this, Mr. James worked in a variety of financial roles over a seven-year tenure with Mariner Post-Acute Network, a long-term healthcare company. Additionally, he worked for two years in public accounting for Schoenauer, Musser & Co. Mr. James is a certified public accountant and has a B.A. in Accounting from the University of Northern Iowa.
     Michael F. Clark: Co-Chief Operating Officer of MedQuist Inc.
     Mr. Clark, 49, has served as MedQuist Inc.’s Co-Chief Operating Officer since June 2009 and prior to that he served as MedQuist Inc.’s Chief Operating Officer from June 2009 to June 2010. From February 2005 to June 2009, Mr. Clark served as MedQuist Inc.’s Senior Vice President of Operations. From November 2003 until February 2005, Mr. Clark served as MedQuist Inc.’s Senior Vice President of Operations for its Western Division. From May 2002 until November 2003, Mr. Clark served as MedQuist Inc.’s Vice President of Operations for its Southwest Division and from January 1998 until July 2000, he served as MedQuist Inc.’s Region Vice President for the Southeast. Mr. Clark joined MedQuist Inc. in 1998 through MedQuist Inc.’s acquisition of MRC Group, where he served as Vice President, Marketing and Corporate Services. From May 2001 until May 2002, Mr. Clark also served as Chief Operating Officer for eScribe, a firm that outsources the HIM function in hospitals. Mr. Clark has a B.S. in Marketing and International Business from Miami University in Oxford, Ohio and an M.B.A. from the University of Miami in Coral Gables, Florida.

Director Qualifications
     When determining that each of Messrs. Aquilina, Baker, Berger, Gilmore, Hendren, Kumar, McLachlan and Nolan is particularly well-suited to serve on our board of directors and that each individual has the experience, qualifications, attributes and skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, we considered the experience and qualifications described above under “Identification of Our Directors and Executive Officers.” We also noted that, as executive officers, Messrs. Aquilina and Kumar bring a management perspective to board deliberations and provide valuable information about the status of our day-to-day operations. Additionally, Mr. Kumar is a founder of our company and has played an integral role in our successful growth. Our directors contribute the following individual strengths:
Mr. Aquilina: We considered Mr. Aquilina’s experience chairing a board of directors, in particular, that of our majority owned subsidiary, MedQuist Inc. Mr. Aquilina also brings perspective, having served on other boards of directors and has extensive professional experience in engineering.
Mr. Kumar: We considered Mr. Kumar’s unique familiarity with our business, structure, culture and history as a founder of our business as well as his extensive management experience and experience holding directorships at various private companies.
Mr. Baker: We considered Mr. Baker’s extensive financial experience as a private equity investor and his experience serving on the board of directors of various public and private companies.
Mr. Berger: We considered Mr. Berger’s extensive financial experience as a private equity investor and his experience serving on the board of directors of various public and private companies.
Mr. Gilmore: We considered Mr. Gilmore’s engineering background, his experience as a senior executive of Motorola, Inc. and his experience serving on the board of directors of various public companies.
Mr. Hendren: We considered Mr. Hendren’s extensive financial experience as a private equity investor and his experience serving on the board of directors of various public and private companies.
Mr. McLachlan: We considered Mr. McLachlan’s managerial and entrepreneurial skills, his expertise in tax and accounting and his experience serving on the board of directors of various international private companies.
Mr. Nolan: We considered Mr. Nolan’s significant expertise in mergers and acquisitions and his experience with the software and healthcare industries.

Governance of the Company
     Our business, property and affairs are managed by, or under the direction of, our board of directors, which currently consists of 9 directors. In connection with the March 31, 2011 resignation of former director, Michael Seedman, we currently have 1 vacancy on our board of directors. Our board of directors maintains an Audit Committee, a Nominating Committee and a Compensation Committee, each of which is discussed in detail below.
Independence of Directors
     Our common stock began trading on The NASDAQ Global Market (NASDAQ) on February 4, 2011 under the symbol “MEDH.” Messrs. McLachlan and Nolan are independent directors under the Corporate Governance Standards of NASDAQ and the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Within twelve months of our common stock listing on NASDAQ, we expect that a majority of our board members will be independent as such term is defined in Rule 10A-3(b)(i) under the Exchange Act and in The NASDAQ Listing Rule 5605(a)(2).
Committees of our Board of Directors
     Our board of directors maintains the following three standing committees: Audit Committee; Compensation Committee; and Nomination Committee.
Audit Committee
     The Audit Committee oversees our corporate accounting and financial reporting process. The responsibilities of the Audit Committee, which are set forth in a written charter adopted by our board of directors and available on our website at www.medquist.com, include:
•	review and assess the adequacy of the Audit Committee charter at least annually;
•	evaluate, determine the selection of, and if necessary, the replacement/rotation of, our independent registered public accounting firm;
•	ensure timely rotation of lead and concurring audit partner of our independent registered public accounting firm;
•	review our annual audited consolidated financial statements as well as our quarterly consolidated financial statements which are not audited;
•	review whether interim accounting policies and significant events or changes in accounting estimates were considered by our independent registered public accounting firm to have affected the quality of our financial reporting;
•	discuss with the independent registered public accounting firm certain matters required to be discussed relating to the conduct of our audits;
•	discuss with management and the independent registered public accounting firm significant regulatory and financial reporting issues and judgments made in connection with the preparation of our financial statements;
•	review with management and our independent registered public accounting firm their judgments about the quality of disclosures in our consolidated financial statements;

•	review and discuss the reports prepared by the internal auditor and management’s responses to such reports;
•	obtain from our independent registered public accounting firm its recommendation regarding our internal control over financial reporting and review and discuss with the internal auditor and the independent registered public accounting firm management’s report on its assessment of the design and effectiveness of our internal control over financial reporting;
•	review our major financial risk exposures;
•	pre-approve all audit and permitted non-audit services and related fees;
•	establish, update periodically and monitor compliance with our code of business conduct and ethics;
•	establish and review policies for approving related party transactions between us and our directors, officers or employees; and
•	adopt procedures for receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters.
     Our Audit Committee currently consists of Messrs. McLachlan (Chairman), Nolan and Berger. Our board of directors has determined that Messrs. McLachlan and Nolan qualify as independent directors under the corporate governance standards of The NASDAQ Stock Market LLC (NASDAQ) and the independence requirements of Rule 10A-3 under the Exchange Act. By February 2012, we expect to have a third independent member so that all of our Audit Committee members will be independent as such term is defined in Rule 10A-3(b)(i) under the Exchange Act and in NASDAQ Listing Rule 5605(a)(2). Our board of directors has determined that Mr. McLachlan is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.
Compensation Committee
     The Compensation Committee assists our board in discharging its responsibilities relating to (1) setting our compensation program and compensation of our executive officers and directors and (2) monitoring our incentive and equity-based compensation plans. The responsibilities of the Compensation Committee are set forth in a written charter adopted by our board of directors which is available on our website at www.medquist.com.
     Our Compensation Committee currently consists of Messrs. Aquilina, Baker, Gilmore, Nolan and Hendren. Mr. Nolan qualifies as an independent director under the corporate governance standards of NASDAQ and we expect to have a second independent member in May 2011 and the remaining members as independent by February 2012 so that all of our Compensation Committee members will be independent as such term is defined in NASDAQ Listing Rule 5605(a)(2).

Nomination Committee
     The Nomination Committee assists our board in discharging its responsibilities relating to (1) developing and recommending criteria for selecting new directors and (2) screening and recommending to the board individuals qualified to become executive officers. The responsibilities of the Nomination Committee are set forth in a written charter adopted by our board of directors which is available on our website at www.medquist.com.
     Our Nomination Committee currently consists of Messrs. Baker, Berger, Hendren and McLachlan. Mr. McLachlan qualifies as an independent director under the corporate governance standards of NASDAQ. We expect to have a second independent member in May 2011 and the remaining members as independent by February 2012 so that all of our Nomination Committee members will be independent as such term is defined in NASDAQ Listing Rule 5605(a)(2).
     Generally, our board of directors seeks diverse members who possess the background, skills and expertise to make a significant contribution to our board of directors, us and our shareholders. The Nomination Committee supports our view that the continuing service of qualified incumbents promotes stability and continuity in the board room, contributing to our board of directors’ ability to work as a collective body, while giving us the benefit of the familiarity and insight into our affairs that our incumbent directors have accumulated during their tenure.
     As the Nomination Committee evaluates new candidates, it will review appropriate biographical information about the proposed candidates considering the following criteria, among others: personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly held company; experience in our industry; experience as a board member of another publicly held company; diversity of expertise and experience in substantive matters pertaining to our business relative to other members of our board of directors; and practical and mature business judgment.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics which applies to all of our directors, officers and other employees, including our principal executive officer, our principal financial officer and our principal accounting officer. Our code of business conduct and ethics is available on our website at www.medquist.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of business conduct and ethics that apply to our directors, principal executive and financial and accounting officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless web site posting of such amendments or waivers is then permitted by the rules of NASDAQ.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires that each of our executive officers, directors and persons who beneficially own more than 10% of our common stock file with the SEC reports of ownership and changes in their ownership of our common stock. Our executive officers and directors and beneficial owners of greater than 10% of our common stock are required by SEC regulations to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms furnished to us, we believe that for the year ended December 31, 2010, all of our executive officers, directors and persons owning greater than 10% of our common stock complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Named Executive Officers
     For the fiscal year ended December 31, 2010, the following individuals constitute our named executive officers, or NEOs:
•	Robert Aquilina, our Chairman and former Chief Executive Officer;

•	V. Raman Kumar, our Vice Chairman and former Chief Executive Officer;

•	Clyde Swoger, our former Chief Financial Officer;

•	Michael Seedman, our former Chief Technology Officer; and

•	Peter Masanotti, President and Chief Executive Officer of MedQuist Inc.
Compensation Committee
     Our Compensation Committee currently consists of Messrs. Baker (Chairman), Aquilina, Baker, Gilmore, Nolan and Hendren. The key responsibilities of the Compensation Committee are to consider and recommend to our board the framework for the compensation of our executive officers. The Compensation Committee is also required to consider and recommend to our board the total individual compensation package of each employee director and executive officer, including bonuses, incentive payments and stock options or other equity and equity-based awards. The Compensation Committee is also empowered to review the design of all equity and equity-based incentive plans and recommend the approval of such plans to our board. None of the directors votes on decisions concerning his or her own compensation.
MedQuist Inc. Compensation Committee
     MedQuist Inc., our majority-owned subsidiary, has a separately constituted compensation committee composed of Messrs. Aquilina (Chairman), Baker and Berger. The key responsibilities of the compensation committee are to make recommendations to the MedQuist Inc. board of directors regarding the following:
•	the corporate and individual goals and objectives relevant to the compensation of MedQuist Inc.’s executive officers;

•	the evaluation of MedQuist Inc.’s corporate performance and the performance of its executive officers in light of such goals and objectives; and

•	the compensation of MedQuist Inc.’s executive officers based on such evaluations.
Compensation Philosophy
     We provide our NEOs with incentives tied to the achievement of our corporate objectives or, in the case of Mr. Masanotti, objectives that are tied to the performance of MedQuist Inc.
     Our Compensation Committee and the MedQuist Inc. compensation committee have each separately established a total compensation philosophy and structure designed to accomplish the following objectives:

•	attract, retain and motivate executives who can thrive in a competitive environment of continuous change and who can achieve positive business results in light of challenging circumstances;

•	provide executives with a total compensation package that recognizes individual contributions, as well as overall business results; and

•	promote and reward the achievement of objectives that our board or the MedQuist Inc. board, as applicable, and management believe will lead to long-term growth in shareholder value.
     To achieve these objectives, we intend to maintain compensation arrangements that tie a substantial portion of our NEOs’ overall compensation to the achievement of our key strategic, operational and financial goals or to our individual business divisions, as applicable.
Role of Named Executive Officers in Setting Compensation
     Our NEOs do not play a role in their own compensation determinations, other than discussing individual performance objectives with members of our Compensation Committee and the MedQuist Inc. compensation committee, as applicable.
Elements of Compensation
     Our and MedQuist Inc.’s executive compensation programs utilize five primary elements to accomplish the objectives described above:
•	base salary;

•	annual cash incentives linked to corporate and individual performance;

•	long-term incentives in the form of equity-based awards;

•	severance and/or change in control benefits; and

•	perquisites.
     We believe that we can meet the objectives of our executive compensation program by achieving a balance among these elements that is competitive with our industry peers and creates appropriate incentives for our NEOs. Actual compensation levels are a function of both corporate and individual performance as described under each compensation element set forth below. In making compensation determinations, our Compensation Committee and the MedQuist Inc. compensation committee consider the competitiveness of compensation both in terms of individual pay elements and the aggregate compensation package provided to our NEOs. However, neither we nor MedQuist Inc. engage in any formal benchmarking or specifically target a percentile of compensation within any peer groups as a reference point on which to base compensation decisions for our NEOs.
Base salary
     We provide our NEOs with base salary in the form of fixed cash compensation to compensate them for services rendered during the fiscal year. The current salaries for our NEOs were negotiated at the time that they were hired and are set forth in their employment agreements, which were negotiated individually with each executive. Our Compensation Committee and the MedQuist Inc. compensation committee believe that the initial salaries of our NEOs were set at levels competitive with individuals with similar responsibilities in similarly-sized public companies in the healthcare IT sector. The base salary of each of our NEOs is reviewed annually by our Compensation Committee and the MedQuist Inc. compensation committee, as applicable, to determine if any salary adjustments are appropriate. Generally, in making a determination of whether to make base salary adjustments, our Compensation Committee and the MedQuist Inc. compensation committee consider the following factors:
•	success in meeting our (or, in the case of Mr. Masanotti, MedQuist Inc.’s) strategic operational and financial goals;

•	an assessment of such executive officer’s individual performance; and

•	changes in scope of responsibilities of such executive officer.
In addition, our Compensation Committee and the MedQuist Inc. compensation committee consider internal equity within our organization and the aggregate levels of compensation earned by our NEOs.
     None of our NEOs received base salary increases during 2009 since each of them had commenced employment in the second half of 2008 in accordance with newly negotiated employment arrangements. In addition, no base salary adjustments for our NEOs were made for 2010 or 2011 in light of the difficult economic climate and because it was determined that the salaries were sufficient to retain and incentivize our executives. The current base salaries of our NEOs are as follows:

2011 Base
Name	Salary Rate ($)
Robert Aquilina(1)	$500,000
V. Raman Kumar(2)	$500,000
Clyde Swoger(3)	$300,000
Michael Seedman(4)	$120,000
Peter Masanotti	$500,000

(1)	Mr. Aquilina served as our Chief Executive Officer from October 2010 to March 16, 2011.

(2)	Mr. Kumar served as our Chief Executive Officer from February 2007 to October 2010.

(3)	Mr. Swoger served as our Chief Financial Officer from August 2008 to March 16, 2011. He remained employed by us until April 1, 2011 to assist with the transition of responsibilities to our current Chief Financial Officer, Mr. James.

(4)	Mr. Seedman served as our Chief Technology Officer from August 2008 to March 31, 2011.
Annual Cash Compensation — Performance-Based Incentive Bonus Program
     We believe that performance-based cash incentives play an essential role to motivate our NEOs to achieve defined annual goals. The objectives of our and MedQuist Inc.’s annual management incentive plans are to:

•	align the interests of executives and senior management with our strategic plan and critical performance goals;

•	motivate and reward achievement of specific, measurable annual individual and corporate performance objectives;

•	provide payouts commensurate with corporate performance;

•	provide competitive total compensation opportunities; and

•	enable us to attract, motivate and retain talented executive management.
     Our incentive bonus plans are designed to reward our executives for the achievement of pre-established annual financial targets and for personal performance. The financial objectives are established for each individual NEO based upon the scope of his responsibility. Specifically, Messrs. Aquilina, Kumar, Swoger and Seedman’s bonuses were based upon our consolidated performance (including MedQuist Inc.), Mr. Masanotti’s bonus was based on the performance of MedQuist Inc. alone.
2010 Incentive Plans
     Each of our NEOs was eligible to earn an annual bonus up to either a predetermined dollar amount or a percentage of such executive’s base salary, as set forth in each NEO’s employment agreement. Our NEOs are eligible to earn their annual bonus based upon the achievement of target performance objectives under our 2010 Incentive Plan and, for Mr. Masanotti, under the MedQuist Inc. 2010 Incentive Plan (together with our 2010 Incentive Plan, the 2010 Plans), as follows:

	Maximum
Executive	bonus for 2010
Robert Aquilina(1)	$750,000
V. Raman Kumar(2)	$750,000
Clyde Swoger(3)	$400,000
Michael Seedman(4)	$180,000
Peter Masanotti	$700,000	(5)

(1)	Mr. Aquilina served as our Chief Executive Officer from October 2010 to March 16, 2011.

(2)	Mr. Kumar served as our Chief Executive Officer from February 2007 to October 2010.

(3)	Mr. Swoger served as our Chief Financial Officer from August 2008 to March 16, 2011. He remained employed by us until April 1, 2011 to assist with the transition of responsibilities to our current Chief Financial Officer, Mr. James.

(4)	Mr. Seedman served as our Chief Technology Officer from August 2008 to March 31, 2011.

(5)	Represents 140% of base salary.

Performance Measures
     Payments of incentive awards were based on the achievement of a combination of corporate performance objectives which were established for each NEO and an assessment of individual performance toward achievement of such corporate objectives as a way to communicate and measure our performance expectations and to maintain and unify our executives’ focus on our key strategic objectives. The actual bonus payable for a particular year is bifurcated into a corporate performance-based element and a discretionary element based on the our Compensation Committee’s and the MedQuist Inc. compensation committee’s subjective assessment of the applicable NEO’s individual performance in relation to the achievement of pre-established net revenues and adjusted EBITDA goals established exclusively for the 2010 Plans. For 2010, the percentage weightings for the corporate and personal objectives under the 2010 Plans for all of the NEOs were as follows:

	Adjusted	Net	Personal
Executive	EBITDA	revenues	objectives
Robert Aquilina	50%	25%	25%
V. Raman Kumar	50%	10%	40%
Clyde Swoger	50%	10%	40%
Michael Seedman	50%	10%	40%
Peter Masanotti	50%	25%	25%

     The calculation of the payments of incentive awards for 2010 (which will be made on or about May 3, 2011) was based on the achievement of a combination of corporate performance objectives which were established for each NEO, and an assessment of individual performance toward the achievement of such corporate objectives.
     Adjusted EBITDA is a non-GAAP financial measure. Our board of directors and the MedQuist Inc. board of directors calculated the Adjusted EBITDA achievement exclusively for the 2010 Plan as standard EBITDA, adjusted for any item of expense or income that was non-recurring and unrelated to normal operating activities.

     Our board of directors and the MedQuist Inc. board of directors determined that the levels of Adjusted EBITDA and Net Revenue Targets established exclusively for the 2010 Plans were achieved and that each 2010 Plan participant, other than Messr. Seedman and Swoger, shall receive a payout equal to the full portion of his Adjusted EBITDA Net Revenue Targets established exclusively for the 2010 Plans. Our board of directors and the MedQuist Inc. board of directors, in their discretion pursuant to the 2010 Plan, determined that in order to be more aligned with the rest of the senior management team, Mr. Aquilina, should be paid 80% of his 2010 Plan maximum incentive amount (which equals 120% of his salary for 2010); Mr. Kumar should be paid 80% of his 2010 Plan maximum incentive amount (which equals 120% of his salary for 2010); Mr. Seedman should be paid 32.2% of his 2010 Plan maximum incentive amount (which equals 48.3% of his salary for 2010); Mr. Masanotti should be paid 78.6% of his 2010 Plan maximum incentive amount (which equals 110% of his salary for 2010). Our board of directors exercised its discretion and determined that Mr. Swoger would not receive a 2010 Incentive Payment. The incentive awards discussed above resulted in the following payment calculations to our named executive officers under the 2010 Plan which are scheduled to be made on or about May 3, 2011:

Executive	Incentive Payment
Robert Aquilina	$600,000
V. Raman Raman	$600,000
Clyde Swoger	$0
Michael Seedman	$58,000
Peter Masanotti	$550,000
Equity-Based Incentive Plans
Equity Incentive Awards
     Our equity award program is the primary vehicle for offering long-term incentives to our NEOs. Historically, all of our equity awards have been in the form of stock options. We believe that equity-based compensation provides our NEOs with a direct interest in our long-term performance, creates an ownership culture and aligns the interests of our NEOs and our stockholders. Grants of stock options, including those to our NEOs, are approved by our board and are granted at an exercise price at our above the fair market value of our common stock on the date of grant. Options are generally subject to a time-based vesting schedule, which furthers our objective of employee retention, as it provides an incentive to our executives to remain in our employ during the vesting period. Similarly,

MedQuist Inc. has implemented its own equity award program to offer long-term incentives to its executives, including Mr. Masanotti who holds options granted under a MedQuist Inc. equity incentive plan, as described in greater detail below.
Options Granted to Named Executive Officers Under the 2007 Plan
     Messrs. Aquilina, Kumar, Swoger and Seedman were awarded stock options under our 2007 Equity Incentive Plan, or the 2007 Plan, pursuant to the provisions of their employment agreements executed in August 2008 in connection with the completion of the MedQuist Inc. Acquisition. Such stock options were granted by our board on August 6, 2008 with an exercise price of £3.15 per share. The options are subject to the following vesting schedule: one-third of the shares vested on August 6, 2009, and one-sixth of the shares vest every six months thereafter, such that the options will be fully vested on August 6, 2011. Any unvested options will automatically vest if the executive’s employment is terminated without “cause” or the executive quits for “good reason” (as each such term is defined in the executive’s employment agreement). As noted above, subject to the NEO’s continued service, all unvested options will accelerate automatically upon a “change in control” (as such term is defined in the executive’s option agreement). Generally, an executive can exercise vested options following a termination of employment without cause or a resignation with or without good reason for a period of 90 days following such termination; however, this period will be extended to 12 months in the event of death or disability. Pursuant to the terms of the Management Stockholders Agreement, each executive is subject to a customary lock-up for a period of 180 days following our IPO.
Stand-Alone Executive Option Award
     On June 12, 2007, our board approved a grant of options over 311,129 shares of our common stock to Mr. Kumar outside of the 2007 Plan. The options were granted in three tranches, of which only options over 56,373 shares remain outstanding and exercisable. The options were granted with an exercise price of $7.88 per share, which was equal to the price at which our common stock was issued in our IPO on AIM. The options vested on June 18, 2007, the date on which our shares were admitted for trading on AIM. The options will remain exercisable for a period of six months from the date of termination of Mr. Kumar’s employment (except a termination for cause, unless otherwise determined by the Compensation Committee). If not exercised, the options will expire on June 12, 2017.
MedQuist Inc. Option Grant
     On September 30, 2008, pursuant to the terms of Mr. Masanotti’s employment agreement, MedQuist Inc. granted Mr. Masanotti an option to purchase up to 295,749 shares of MedQuist Inc. common stock at $4.85 per share, which was the fair market value of MedQuist Inc. common stock on the date of grant. On March 2, 2009, MedQuist Inc. entered into an amended and restated stock option agreement with Mr. Masanotti to (i) amend the exercise price of the original stock option grant and (ii) to provide that if Mr. Masanotti’s employment by MedQuist Inc. is terminated for “cause” (as defined in Mr. Masanotti’s employment agreement), the option will terminate immediately in full. The amended option agreement:
•	Increased the exercise price to $8.25;

•	provides that the option vests as to one-third of the shares subject to the option on the first anniversary of the grant date and one-sixth of the shares subject to the option vest every six months thereafter, such that the option will be fully vested the third anniversary of the grant date; and

•	provides that upon the occurrence of a “change in control” (as such term is defined in the amended and restated option agreement) or termination of Mr. Masanotti’s employment without “cause” or by him for “good reason” (each as defined in Mr. Masanotti’s employment agreement), the options shall become immediately exercisable, to the extent not already vested.
     In addition, in accordance with anti-dilution terms of Mr. Masanotti’s option agreement, in December 2010 the MedQuist Inc. compensation committee approved an adjustment to the exercise price of Mr. Masanotti’s option to $2.22 per share to account for the payment of extraordinary cash dividends of $1.33 per share on September 15, 2009 and $4.70 per share on October 15, 2010 to the stockholders of MedQuist Inc.
Severance and Change in Control Benefits
     We and MedQuist Inc., as applicable, have entered into severance arrangements with each of Messrs. Aquilina, Kumar, and Masanotti, as set forth in their respective employment agreements, and as discussed in detail under the heading “Potential Payments Upon Termination Or Change-In-Control,” below. These arrangements were determined on the basis of arm’s length negotiations at the time we entered into the respective employment agreements with each of our NEOs. In general, the severance benefits are designed to provide economic protection to our key executives in order that they can remain focused on our business without undue personal concern in the event that an executive’s position is eliminated or significantly altered, including in connection with a change in control. We recognize that circumstances may arise in which we may consider eliminating certain key positions that are no longer necessary, including in connection with a change in control transaction. These benefits are intended to provide the security needed for the executives to remain focused and reduce the distraction regarding personal concerns during a transition.
     In addition, under the terms of the option awards granted to our NEOs, all options that are unvested at the time of an executive’s termination without cause or resignation for good reason will automatically vest in full upon such termination. Additionally, all unvested options will automatically accelerate in the event of a change of control of us or MedQuist Inc., as the case may be.
     Our former Chief Technology Officer, Mr. Seedman, and our former Chief Financial Officer, Mr. Swoger, are no longer employed by us. The terms of their separation from us, including severance payments, are set forth in the agreements between us and each of them that we are in the process of finalizing that are discussed in detail below under the heading “Separation Arrangements with Former Executive Officers.”
Benefits and Perquisites
     We and MedQuist Inc. each maintain broad-based benefits for all of our respective full-time employees, including health, dental, life and disability insurance, as well as our 401(k) plan. These benefits are offered to our NEOs on the same basis as all other employees, except that we provide, and pay the premiums for, additional long-term disability and life insurance coverage for Mr. Masanotti.

Tax and Accounting Considerations
     We structure our compensation program in a manner that is consistent with our compensation philosophy and objectives. Internal Revenue Code Section 162(m) (as interpreted by IRS Notice 2007-49) denies a federal income tax deduction for certain compensation in excess of $1 million per year paid to the chief executive officer and the three other most highly-paid executive officers (other than the company’s chief executive officer and chief financial officer) of a publicly-traded corporation. Certain types of compensation, including compensation based on performance criteria that are approved in advance by stockholders, are excluded from the deduction limit. In addition, “grandfather” provisions may apply to certain compensation arrangements that were entered into by a corporation before it was publicly held. Our policy will be to qualify compensation paid to our executive officers for deductibility for federal income tax purposes to the extent feasible. However, to retain highly skilled executives and remain competitive with other employers, our Compensation Committee and the MedQuist Inc. compensation committee will have the right to authorize compensation that would not otherwise be deductible under Section 162(m) or otherwise.
     We endeavor to design our equity incentive awards in a manner that will result in equity accounting treatment under applicable accounting standards.
Compensation Committee Report
     We, the Compensation Committee of the board of directors of MedQuist Holdings Inc., have reviewed and discussed the “Compensation Discussion and Analysis” set forth above with management and, based on such review and discussions, we recommend to the board of directors that the “Compensation Discussion and Analysis” set forth above be included in this Annual Report on Form 10-K.
Compensation Committee of the Board of Directors:
Frank Baker, Chairman
Robert Aquilina
Merle L. Gilmore
Jeffrey Hendren
James Nolan
The preceding Report of the Compensation Committee shall not be deemed to be incorporated by reference into any filing made by us under the Securities Act or the Exchange Act, notwithstanding any general statement contained in any such filing incorporating this report by reference, except to the extent we incorporate such report by specific reference.

Summary Compensation Table 2010
     The following table sets forth, for the year ended December 31, 2010, summary information concerning compensation of (i) all individuals who served as our Chief Executive Officer during the fiscal year ended December 31, 2010; (ii) all individuals who served as our Chief Financial Officer during the fiscal year ended December 31, 2010; and (iii) three of our most highly compensated executive officers during the fiscal year ended December 31, 2010, other than those who served as our Chief Executive Officer and Chief Financial Officer, who were serving as executive officers as of December 31, 2010; (collectively, the named executive officers).

					Non-Equity
				Options	Incentive Plan	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Awards (2)	Compensation (3)	Compensation	Total
Robert Aquilina,	2010	$500,000	$37,500	—	$562,500	—	$500,000
Chairman and Chief Executive Officer(4)	2009	$500,000	$175,579	—	$409,684	—	$1,085,263
V. Raman Kumar,	2010	$500,000	$150,000	—	$450,000	—	$500,000
Chief Executive Officer, Vice Chairman and Director of MedQuist Holdings Inc. and Chief Executive Officer of CBay India(5)	2009	$500,000	$382,500	—	$0	—	$882,500
Clyde Swoger,	2010	$300,000	$0	—	$0	—	$300,000
Chief Financial Officer(6)	2009	$300,000	$—	—	$218,500	—	$518,500
Michael Seedman,	2010	$120,000	$0	—	$58,000	—	$120,000
Chief Technology Officer(7)	2009	$120,000	$42,139	—	$98,324	—	$260,463
Peter Masanotti,	2010	$500,000	$25,000	—	$525,000	—	$500,000
President and Chief Executive Officer of MedQuist Inc.	2009	$500,000	$192,115	—	$507,885	—	$1,200,000

(1)	The amounts in this column represent payments made pursuant to the discretionary element of the 2009 Plans and 2010 Plans.

(2)	As discussed under the heading “Equity-Based Incentive Plans — MedQuist Inc. Option Grant” above, on September 30, 2008, MedQuist Inc. made a stock option grant to Mr. Masanotti to purchase up to 295,749 shares of MedQuist Inc. common stock, which agreement was subsequently amended on March 2, 2009. The amendment increasing the exercise price of the stock option grant from $4.85 to $8.25 per share did not result in any incremental fair value over the amount calculated for the 2008 fiscal year. In accordance with the terms of the option agreement, the option was further adjusted in December 2010 to decrease the exercise price to $2.22 per share to account for the payment of extraordinary cash dividends to the stockholders of MedQuist Inc. The adjustment did not result in any incremental fair value over the amount calculated for the 2008 fiscal year.

(3)	The amounts in this column represent payments made pursuant to the corporate performance-based element of the 2009 Plans and 2010 Plans.

(4)	Mr. Aquilina served as our Chief Executive Officer from October 2010 to March 16, 2011.

(5)	Mr. Kumar served as our Chief Executive Officer from February 2007 to October 2010.

(6)	Mr. Swoger served as our Chief Financial Officer from August 2008 to March 16, 2011. He remained employed by us until April 1, 2011 to assist with the transition of responsibilities to our current Chief Financial Officer, Mr. James.

(7)	Mr. Seedman served as our Chief Technology Officer from August 2008 to March 31, 2011.
Grants of Plan-Based Awards
     The following table sets forth each grant of an award made to each NEO for the year ended December 31, 2010.

	Estimated possible payouts under non-equity incentive plan awards (1)
	Threshold	Target	Maximum
Name	($)	($)	($)
Robert Aquilina(2)	$421,875	$562,500	$750,000
V. Raman Kumar(3)	$393,750	$450,000	$750,000
Clyde Swoger(4)	$210,000	$240,000	$400,000
Michael Seedman(5)	$94,500	$108,000	$180,000
Peter Masanotti	$393,750	$525,000	$700,000

(1)	Represents the performance-based element of the awards granted under the 2010 Plans. The material terms of these annual cash incentive awards are discussed above (see “Compensation discussion and analysis — Annual cash compensation-performance based incentive bonus program”).

(2)	Mr. Aquilina served as our Chief Executive Officer from October 2010 to March 16, 2011.

(3)	Mr. Kumar served as our Chief Executive Officer from February 2007 to October 2010.

(4)	Mr. Swoger served as our Chief Financial Officer from August 2008 to March 16, 2011. He remained employed by us until April 1, 2011 to assist with the transition of responsibilities to our current Chief Financial Officer, Mr. James.

(5)	Mr. Seedman served as our Chief Technology Officer from August 2008 to March 31, 2011.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
     We have entered into written employment agreements with each of our NEOs that provide for the payment of base salary and for each NEO’s participation in our bonus programs and employee benefit plans. See “Executive Employment Agreements,” below. In addition, each agreement specifies payments and benefits that would be due to such named executive officer upon the termination of his employment with us. See “Potential Payments Upon Termination Or Change In Control” below, for additional information regarding amounts payable upon termination to each of our NEOs.
Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth all outstanding equity awards held by each of our NEOs as of December 31, 2010.

	Number of securities
	underlying unexercised options (#)			Option		Option
Name	Exercisable		Unexercisable	exercise price		expiration date
MedQuist Holdings Inc.(1)
Robert Aquilina(2)	322,660		161,451	$5.01	(7)	August 6, 2018
V. Raman Kumar(3)	826,490		413,559	$5 .01	(7)	August 6, 2018
	56,373	(6)	—	$7 .88		June 12, 2017
Clyde Swoger(4)	115,230		57,659	$5 .01	(7)	August 6, 2018
Michael Seedman(5)	161,323		80,721	$5 .01	(7)	August 6, 2018
MedQuist Inc. (8)
Peter Masanotti	197,166		98,583	$2 .22		September 30, 2018

(1)	All options over shares of our common stock granted to each of our NEOs except Mr. Masanotti (with the exception of outstanding vested options over 57,630 of our shares of common stock issued to Mr. Kumar as a stand-alone grant) were issued under the 2007 Plan on August 6, 2008. One-third of these options vested on August 6, 2009, with the remaining options vesting in one-sixth increments every six months thereafter. All outstanding unvested options will accelerate in full upon a change in control; the options will also accelerate following a termination of employment by us without “cause” or by the executive for “good reason” (see “— Equity-based incentive plans — Equity incentive awards — Options granted to named executive officers under the 2007 Plan,” above).

(2)	Mr. Aquilina served as our Chief Executive Officer from October 2010 to March 16, 2011.

(3)	Mr. Kumar served as our Chief Executive Officer from February 2007 to October 2010.

(4)	Mr. Swoger served as our Chief Financial Officer from August 2008 to March 16, 2011. He remained employed by us until April 1, 2011 to assist with the transition of responsibilities to our current Chief Financial Officer, Mr. James.

(5)	Mr. Seedman served as our Chief Technology Officer from August 2008 to March 31, 2011.

(6)	Represents options granted outside of the 2007 Plan which vested on June 18, 2007.

(7)	The option exercise price has been converted to U.S. dollars based on the exchange rate in effect on January 27, 2011, the last day on which our common stock was traded on AIM and we redomiciled in Delaware.
As discussed under “— Equity-based incentive plans — Equity incentive awards — MedQuist option grant” above, on September 30, 2008, MedQuist Inc. made an option grant to Mr. Masanotti over 295,749 shares of its common stock at the then applicable fair market value of $4.85 per share. On March 2, 2009, MedQuist Inc. entered into an amended option agreement with Mr. Masanotti to, among other things, increase the exercise price of the option to $8.25 per share. One third of the option vested on September 30, 2009 (the first anniversary of the grant date) and one-sixth of the option vests on each six month anniversary thereafter. The exercise price of the option was adjusted to $2.22 per share in December 2010, in accordance with anti-dilution terms of the option agreement, to account for the payment of an extraordinary cash dividend to the stockholders of MedQuist Inc. on each of September 15, 2009 and October 15, 2010.
Option Exercises and Stock Vested During Last Fiscal Year
     There were no option exercises by any of our NEOs during the year ended December 31, 2010.
Pension Benefits and Non-Qualified Deferred Compensation
     None of our NEOs participates in any qualified or non-qualified defined benefit plan or any non-qualified deferred compensation plan that provides for payments or other benefits at or in connection with retirement sponsored by us or by MedQuist Inc.
Potential Payments Upon Termination or Change-In-Control
Executive Employment Agreements
Robert Aquilina
     We entered into an employment agreement with Robert Aquilina in August 2008 pursuant to which Mr. Aquilina serves as our Chairman and previously served as our Chief Executive Officer. The term of the agreement expires on December 31, 2011, but will be automatically extended for additional one year periods unless notice is provided by either party that the term will not be extended.
     Mr. Aquilina is entitled to an annual base salary of $500,000, subject to increase as may be determined from time to time in the sole discretion of our board. Mr. Aquilina is eligible to earn an annual bonus award of up to $750,000 based upon achievement of performance objectives established by our board. Mr. Aquilina also received a signing bonus in the amount of $1 million, one-half of which was paid within 10 days following the commencement date, and the remaining half of which was paid on December 22, 2009. Additionally, Mr. Aquilina was granted stock options over 484,111 shares of our common stock, subject to the terms and conditions of the 2007 Plan.
     The employment agreement provides that in the case of termination without “cause” (including our election not to extend the employment term) or resignation with “good reason” (as such terms are defined below), Mr. Aquilina is entitled to a payment of a pro-rata bonus for the year of termination and, subject to his execution of a release, continued payment of his base salary for a period of 12 months following the date of such termination.
     Mr. Aquilina is also subject to certain restrictive covenants regarding non-competition, non-interference and non-solicitation of employees and consultants for a period of one year following termination of employment and certain restrictive covenants regarding non-disclosure of confidential information and intellectual property.
V. Raman Kumar
     We entered into an employment agreement with Mr. Kumar on August 2, 2008, which was amended and restated as of December 6, 2010, pursuant to which Mr. Kumar serves as our Vice-Chairman and previously served as our Chief Executive Officer. The term of the agreement expires December 31, 2011 but will be automatically extended for additional one-year periods unless notice is provided by either party that the term will not be extended.
     Mr. Kumar is entitled to an annual base salary of $500,000, subject to increase as may be determined from time to time in the sole discretion of our board. Mr. Kumar is eligible to earn an annual bonus award of up to $750,000 based upon achievement of performance objectives established by our board. Additionally, Mr. Kumar received a signing bonus of $1 million, one-half of which was paid on or within 10 days following the commencement date and the remaining half of which was paid on December 22, 2009. Additionally,
     Mr. Kumar was granted options over 1,240,044 shares of our common stock, subject to the terms and conditions of the 2007 Plan.
     Mr. Kumar is entitled to the same severance benefits and subject to the same restrictive covenants as the Mr. Aquilina, as set forth above.

Peter Masanotti
     In connection with his appointment as MedQuist Inc.’s Chief Executive Officer, MedQuist Inc. entered into an employment agreement with Mr. Masanotti, dated as of September 3, 2008, pursuant to which he agreed to serve through December 31, 2011. The agreement renews automatically for successive one-year periods thereafter unless either party provides written notice that the term will not be extended.
     In structuring Mr. Masanotti’s compensation, the MedQuist Inc. board of directors considered the importance of motivating a new Chief Executive Officer to make a long-term commitment to MedQuist Inc. and to consistently grow its business. Pursuant to the terms of his employment agreement, Mr. Masanotti was entitled to receive up to $800,000 on or prior to February 1, 2009 as a signing bonus based upon certain conditions which did not transpire; consequently, MedQuist Inc.’s obligation to pay this amount was extinguished. Mr. Masanotti is entitled to receive an annual base salary of $500,000 and an annual bonus award based upon the achievement of performance objectives established by the MedQuist Inc. board of up to 140% of his base salary.
     Pursuant to the terms of his employment agreement, Mr. Masanotti received a stock option grant to purchase up to 295,749 shares of MedQuist Inc. common stock. See “— Equity-Based Incentive Plans — Equity Incentive Awards— MedQuist Inc. Option Grant” above, for additional information regarding the stock option grant to Mr. Masanotti.
     Mr. Masanotti is entitled to the same severance benefits as Mr. Aquilina, as set forth above. Mr. Masanotti is also subject to certain restrictive covenants regarding non-competition, non-interference and non-solicitation of employees and consultants for a period of one year following termination of employment, and certain restrictive covenants regarding non-disclosure of confidential information and intellectual property.

Potential Payments Upon Termination or Change-in-Control
     The following is a description of payments and benefits that would be due to each of our NEOs upon the termination of his employment with us or MedQuist Inc., as applicable, and upon a change in control of us or MedQuist, Inc., as the case may be. The amounts in the table below assume that each termination was effective as of December 31, 2010 and are merely illustrative of the impact of a hypothetical termination of each executive’s employment or the consummation of a change in control on December 31, 2010 of us or MedQuist Inc., as applicable. The amounts that would be payable upon an actual termination of employment or an actual change in control can only be determined at the time of such termination based on the facts and circumstances then prevailing.
     The following table provides the total dollar value of the compensation that would be paid to each of our NEOs assuming a change in control of us or MedQuist Inc., as applicable, or the termination of his employment in certain defined circumstances, on December 31, 2010, pursuant to the arrangements described above:

			Termination
		Termination	without cause
		on death or	or for	Change in
Named executive officer	Compensation	disability	good reason	control
Robert Aquilina(1)	Salary Continuation	—	$500,000	—
	Pro-Rata Bonus(5)	$750,000	$750,000	—
	Option Acceleration(6)	—	$760,440	$760,440

	Total	$750,000	$2,010,440	$760,440
V. Raman Kumar(2)	Salary Continuation	—	$500,000	—
	Pro-Rata Bonus(5)	$750,000	$750,000	—
	Option Acceleration(6)	—	$1,947,861	$1,947,861

	Total	$750,000	$3,197,861	$1,947,861
Clyde Swoger(3)	Salary Continuation	—	$300,000	—
	Pro-Rata Bonus(5)	$400,000	$400,000	—
	Option Acceleration(6)	—	$271,596	$271,576

	Total	$400,000	$971,576	$271,576
Michael Seedman(4)	Salary Continuation	—	$120,000	—
	Pro-Rata Bonus(5)	$180,000	$180,000	—
	Option Acceleration(6)	—	$381,054	$381,054

	Total	$180,000	$681,054	$381,054
Peter Masanotti	Salary Continuation	—	$500,000	—
	Pro-Rata Bonus(5)	$700,000	$700,000	—
	Option Acceleration(7)	—	$633,889	$633,889

	Total	$700,000	$1,833,889	$633,889

(1)	Mr. Aquilina served as our Chief Executive Officer from October 2010 to March 16, 2011.

(2)	Mr. Kumar served as our Chief Executive Officer from February 2007 to October 2010.

(3)	Mr. Swoger served as our Chief Financial Officer from August 2008 to March 16, 2011. He remained employed by us until April 1, 2011 to assist with the transition of responsibilities to our current Chief Financial Officer, Mr. James.

(4)	Mr. Seedman served as our Chief Technology Officer from August 2008 to March 31, 2011.

(5)	Because the 2010 bonus amounts are not known at this time, the maximum bonus amount was used for illustrative purposes.

(6)	Value represents the gain the NEO would receive in the event all unvested options were accelerated on December 31, 2010, calculated as the positive difference, or spread, between our share price on December 31, 2010 of £6.21 per share and the exercise price of the option, converted into U.S. dollars using an exchange rate of $1.54/£1, which is the Federal Reserve noon buying rate in effect on December 30, 2010.

(7)	Value represents the gain Mr. Masanotti would receive in the event all unvested options were accelerated on December 31, 2010, calculated as the positive difference between the share price for MedQuist Inc. common stock on December 31, 2010 of $8.65 per share and the adjusted exercise price of $2.22 per share.
Severance Payments Upon Termination of Employment
     Under the terms of their employment agreement with us, each of our NEOs is entitled to payments of a pro-rata bonus for the year of termination and continuation of his then current base salary for 12 months in the event that:

•	his employment is terminated by us or MedQuist Inc., as the case may be, without “cause” (as defined below), or

•	he resigns for “good reason” (as defined below).
     Each of our NEOs is also entitled to the continuation of his then current base salary for 12 months in the event that we or MedQuist Inc., as the case may be, elect not to renew the executive’s employment term beyond December 31, 2011.
     In order to receive continued payments of base salary, the executive would be required to execute and deliver a general release of claims against us.
     Additionally, each of our NEOs is entitled to receive a pro-rata bonus for the year in which his employment terminates on account of death or disability, calculated on the basis of our actual performance for the year and payable when such bonus would otherwise have been payable had the NEO’s employment not terminated.
     As used in the employment agreements with us and MedQuist Inc.,
(1)	“Cause” means the occurrence of any of the following: (a) executive’s failure to substantially perform his duties (other than as a result of total or partial incapacity due to physical or mental illness) (b) willful dishonesty in the performance of executive’s duties, (c) executive’s conviction of, or plea of nolo contendere to a crime constituting (x) a felony under the laws of the United States or any state thereof or (y) a misdemeanor involving moral turpitude, (d) executive’s willful malfeasance or willful misconduct in connection with his duties or any intentional (willfull for Mr. Masanotti) act or omission which is demonstrably injurious to our financial condition or business reputation or that of our subsidiaries or affiliates, or (e) executive’s breach of the employment agreement provisions relating to non-competition, non-interference, non-solicitation, confidentiality and our intellectual property.

(2)	For each of our NEOs except Mr. Masanotti, “good reason” means (a) breach by us of any material term of employment agreement, (b) any material diminution in executive’s authority or responsibilities, or (c) relocation of the executive’s primary place of employment to a location more than 30 miles from the location specified in his employment agreement; provided that any of the foregoing events shall constitute good reason only if we fail to cure such event within 30 days after receipt from the executive of written notice of the event which constitutes good reason; provided, further, that “good reason” shall cease to exist for an event on the 60th day following the later of its occurrence or the executive’s knowledge thereof, unless he has given us written notice thereof prior to such date.

(3)	As used in Mr. Masanotti’s employment agreement with MedQuist Inc., the term “good reason” means (a) the failure to pay or cause to be paid his base salary or annual bonus when due, (b) any reduction in his base salary or annual bonus opportunity set forth in the employment agreement, (c) any substantial and sustained diminution in his authority, title, reporting relationship or responsibilities from those described in the employment agreement, or (d) MedQuist Inc.’s material breach of the employment agreement; provided that any of the foregoing events shall constitute good reason only if MedQuist Inc. fails to cure such event within 30 days after receipt from Mr. Masanotti of written notice of the event which constitutes good reason; provided, further, that “good reason” shall cease to exist for an event on the 60th day following the later of its occurrence or Mr. Masanotti’s knowledge thereof, unless he has given us written notice thereof prior to such date. Further, “good reason” will not be deemed to have occurred by reason of Mr. Masanotti’s reassignment to serve as the President or in another capacity as the most senior executive of a division if MedQuist Inc. materially expands its business.
     As noted above, our NEOs are bound by certain non-competition, non-interference and non-solicitation covenants which extend for a period of 12 months following termination of employment for any reason.
Change-in-Control Benefits
     Pursuant to the terms of the option agreements under the 2007 Plan with each of our NEOs except Mr. Masanotti, all unvested options will accelerate in full upon a change in control (see “Potential Payments Upon Termination or Change-in-Control” above).
     Pursuant to the terms of Mr. Masanotti’s amended and restated option agreement, all unvested options will accelerate in full upon a “change in control” of MedQuist Inc. For purposes of the amended and restated option agreement, “change in control” is defined as: (i) the sale or disposition of all or substantially all of MedQuist Inc.’s assets other than to certain permitted holders, (ii) any person or group (other than to certain permitted holders) becoming the beneficial owner of more than 50% of the total voting power of MedQuist Inc. common stock, (iii) a recapitalization or other corporate transaction in which the majority of the beneficial stock ownership of MedQuist Inc. before the transaction is not retained by the then current holders in substantially the same proportions, (iv) the incumbent directors ceasing to constitute a majority of the MedQuist Inc. board during any 12 month period, (v) we cease to own a majority interest in MedQuist Inc., or (vi) S.A.C. PEI CB Investment, L.P., or SAC CBI, ceases to remain obligated to file a Schedule 13D under the Exchange Act in respect of its beneficial ownership in MedQuist Inc.
Equity Incentive Plans
2007 Equity Incentive Plan
     We maintain our 2007 Equity Incentive Plan which was adopted on June 12, 2007 and subsequently amended on September 4, 2008. The 2007 Plan provides a framework for the grant of equity and other-equity related incentives to our employees, directors, officers and consultants (excluding those who provide services exclusively to MedQuist Inc.). The aggregate number of shares of our common stock which may be issued and/or transferred pursuant to awards made under the 2007 Plan may not exceed, when aggregated with the number of shares issued or remaining issuable or transferred or remaining transferable in respect of awards made under the 2007 Plan, 10% of the number of shares then outstanding. No additional awards will be granted under the 2007 Plan following the closing of the IPO, but the 2007 Plan will continue to govern the terms and conditions of all options granted under the 2007 Plan which remain outstanding.
Awards Available for Grant

     Benefits under the 2007 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units and other share, share-based or cash awards. Awards granted under the 2007 Plan cannot be assigned, transferred, charged or otherwise disposed of or encumbered.
     Stock Options
     Stock options consist of a right to purchase shares which may be granted to participants at any time as determined by our board. Our board has the authority to determine the terms of any option award granted under the 2007 Plan. All options have been granted with an exercise price that equals or exceeds the fair market value for our common stock on the date of grant. Only options are currently outstanding under the 2007 Plan.
     Change-in-Control
     Pursuant to the terms of the options granted to our NEOs, in the event of a “change in control” (as defined below), all outstanding options will accelerate in full and the board will give executives reasonable notice and an opportunity to exercise any vested options in advance of the consummation of such “change in control”. “Change in control” means: (i) the sale or disposition of all or substantially all of our assets, (ii) any person or group becoming the beneficial owner of more than 50% of the total voting power of our common stock, (iii) a recapitalization or other corporate transaction in which the majority of our beneficial stock ownership before the transaction is not retained by the then current holders in substantially the same proportions, (iv) the incumbent directors ceasing to constitute a majority of our board during any 12 month period, or (v) SAC CBI ceasing to be a beneficial owner of at least 5% of the total voting power of our voting stock.
     Termination of Employment or Service
     In the case of a qualifying termination of employment or service by reason of death, disability, redundancy or retirement, or upon the transfer of an employing company or business, the award agreement will specify what portion of the award will lapse and, for vested options, the applicable period during which such awards may be exercised following termination of employment.
     Adjustments
     Our board may make or provide for such adjustments in the number and kind of shares and/or the exercise price of shares subject to outstanding awards granted under the 2007 Plan as it may determine as equitably required to prevent dilution or enlargement of the rights of participants that would otherwise result from any change in our capital structure including, but without limitation, from (a) any stock dividend, stock split, combination of shares, recapitalization or other change in our capital structure, (b) any merger, consolidation, spin off, reorganization, partial or complete liquidation or other distribution of assets, issuance of rights or warrants to purchase securities, or (c) any other corporate transaction or event having an effect similar to any of the foregoing (other than a change in control).
     Amendments
     Our board may at any time amend the 2007 Plan, in whole or in part, provided that any amendment which may require approval by our shareholders in order to comply with applicable law and the rules of any relevant stock exchange will not be effective until such approval has been obtained. The board may amend the terms of any award granted under the 2007 Plan provided that no amendment to the material advantage of participants may be made without the prior approval of our shareholders, and no amendment may impair the rights of any participant without his or her consent.
MedQuist Inc. 2002 Stock Option Plan
     Set forth below is a summary of certain significant portions of the MedQuist Inc. 2002 Stock Option Plan, or the MedQuist Inc. Option Plan, pursuant to which the MedQuist Inc. board granted certain stock option awards to Mr. Masanotti.
     Eligibility and administration
     All officers, key employees and consultants of MedQuist Inc., including all non-employee directors, are eligible to receive options under the MedQuist Inc. Option Plan.
     Amendment and Termination
     Options may not be granted pursuant to the MedQuist Inc. Option Plan after the tenth anniversary of the approval of the plan by shareholders of MedQuist Inc.. The board of MedQuist Inc. reserves the right to modify, amend, suspend or terminate the MedQuist Inc. Option Plan; provided, however, that such action shall not affect options granted under the MedQuist Inc. Option Plan prior to the actual date on which such action occurred. The MedQuist Inc. board will also seek shareholder approval for any amendment where such approval is required by law.
     Number of Shares and Adjustment
     As of October 1, 2010, the number of MedQuist Inc. shares of common stock which may be issued upon the exercise of options granted under the MedQuist Inc. Option Plan is 1,500,000 shares. The aggregate number and kind of shares issuable under the MedQuist Inc. Option Plan is subject to appropriate adjustment to reflect changes in the capitalization of MedQuist Inc., such as by stock dividend, stock split or other similar circumstances. Any shares of MedQuist Inc. common stock subject to options that terminate unexercised will be available for future options granted under the MedQuist Inc. Option Plan.
     Exercise Price and Terms
     The exercise price for options granted under the MedQuist Inc. Option Plan shall be equal to at least the fair market value of the MedQuist Inc. common stock as of the date of the grant of the option. Unless terminated earlier by the option’s terms, options granted under the MedQuist Inc. Option Plan will generally expire ten years after the date they are granted.
     Termination of Service; Death; Non-Transferability
     Except in the case of an optionholder’s death or disability, all unexercised options will terminate 90 days after the date either (i) the optionee ceases to perform services for MedQuist Inc., or (ii) MedQuist Inc. delivers or receives notice of an intention to terminate the employment relationship. An optionee who ceases to be an employee because of a disability must exercise the option within one year after he ceases to be an employee (but in no event later than the expiration date). The heirs or personal representative of a deceased employee who could have exercised an option while alive may exercise such option within one year following the employee’s death (but in no event later than the expiration date). Unless the compensation committee provides otherwise, options granted under the MedQuist Inc. Option Plan are not transferable except in the event of death by will or the laws of descent and distribution.
Separation Arrangements with Former Executive Officers
Michael Seedman
     We are in the process of finalizing a formal Separation and Release Agreement with Mr. Seedman, our former Chief Technology Officer, (Seedman Separation Agreement). Pursuant to the terms of the Seedman Separation Agreement, Mr. Seedman will be entitled to receive severance payments in the aggregate amount of $192,000 payable over a period of 12 months
     In addition, the Seedman Separation Agreement provides that Mr. Seedman will be bound by the non-competition and non-solicitation covenants set forth in his employment agreement for a period of 12 months following his termination of employment. The Seedman Separation Agreement also provides that Mr. Seedman releases us from claims arising or occurring on or prior to the date of the Seedman Separation Agreement.
     Clyde Swoger
      We are in the process of finalizing a formal Separation and Release Agreement with Mr. Swoger, our former Chief Financial Officer, (Swoger Separation Agreement). Pursuant to the terms of the Swoger Separation Agreement, Mr. Swoger will be entitled to receive severance payments in the aggregate amount of $540,000 payable over a period of 12 months
     In addition, the Swoger Separation Agreement provides that Mr. Swoger will be bound by the non-competition and non-solicitation covenants set forth in his employment agreement for a period of 12 months following his termination of employment. The Swoger Separation Agreement also provides that Mr. Swoger releases us from claims arising or occurring on or prior to the date of the Swoger Separation Agreement.
Policies and Practices Related to Risk Management
     We have initiated an ongoing assessment of our compensation practices in light of the risks in our operations including, among other things, a review of management’s decision-making and policy-making structures and practices; the methodology used to define, update, and measure short-term and long-term objectives as part of our management incentive and sales force commission programs; the effectiveness and nature of communications within the Company and between management and our board of directors and various committees; and our compliance policies, practices, and programs. We believe that our compensation practices do not provide undue incentives, or are reasonably likely, to expose the Company to material risk.
Compensation Committee Interlocks and Insider Participation

     The current members of our Compensation Committee are Messrs. Baker (Chair), Aquilina, Gilmore, Hendren and Nolan. We do not anticipate any interlocking relationships between any member of our Compensation Committee and any of our executive officers that would require disclosure under the applicable rules promulgated under the federal securities laws. In 2010, other than Mr. Aquilina, no member of our Compensation Committee was an officer or employee of ours. In addition, there are no Compensation Committee interlocks between us and other entities involving our executive officers and our board members who serve as executive officers of those other entities.
Compensation of Directors
     We currently do not pay Messrs. Baker, Berger, Hendren or our employee directors any compensation for their service on our board. Our other non-employee directors are paid an annual retainer of $50,000, except for Mr. McLachlan who receives $60,000 annually which reflects an additional $10,000 retainer for his role as chair of our Audit Committee. All directors are reimbursed for all reasonable expenses incurred by them in connection with their service on our board.
     During 2010, our non-employee directors (other than Messrs. Berger, Baker and Hendren) received the following compensation from us:

	Fees Earned or
Name	Paid in Cash	Total ($)
Charles Siegfried Habermacher (former director)	$50,000	$50,000
Atim Kabra (former director)	$50,000	$50,000
Kenneth John McLachlan	$60,000	$60,000
Merle Gilmore	$50,000	$50,000
James Patrick Nolan	$50,000	$50,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Stock Ownership of our Directors, Executive Officers, and 5% Beneficial Owners
     The following table shows information known to us about beneficial ownership (as defined under the regulations of the SEC) of our common stock by:
•	Each person we know to be the beneficial owner of at least five percent of our common stock;

•	Each current director;

•	Each person named in our Summary Compensation Table; and

•	All current directors and executive officers as a group.
     The percentages of shares outstanding provided in the table below are based on 49,166,669 shares of common stock outstanding as of April 26, 2011. Beneficial ownership is determined in accordance with SEC rules and regulations and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person or entity named in the table below has sole voting and investment power, or shares voting and investment power with his or her spouse, with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options that are exercisable within 60 days of April 26, 2011 are included in the table below and are considered to be outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual. The address of our directors and executive officers is c/o MedQuist Holdings Inc. (formerly CBaySystems Holdings Limited), 9009 Carothers Parkway, Suite C-2, Franklin, TN 37067.

	Number of Shares of
	Common Stock	Percent of Shares
Name of Beneficial Owner	Beneficially Owned	Outstanding
S.A.C. PEI CB Investment, L.P. and affiliates (1)	17,557,802	35.7%

Lehman Brothers Commercial Corporation	2,897,859	5.9%
Asia Limited (in Liquidation) (2)

Costa Brava Partnership III, L.P. (3)	2,832,716	5.8%

Directors, Named Executive Officers and Former Named Executive Officers
Robert Aquilina (4)	403,425	*
V. Raman Kumar (5)	1,500,556	3.1%
Michael Seedman (6)	242,044	*
Clyde Swoger (7)	172,889	*
Peter Masanotti	—	—
Anthony James	—	—
Michael Clark	—	—

Number of Shares of
	Common Stock	Percent of Shares
Name of Beneficial Owner	Beneficially Owned	Outstanding
Frank Baker	—	—
Peter Berger	—	—
Merle Gilmore	—	—
Jeffrey Hendren	—	—
Kenneth John McLachlan	—	—
James Patrick Nolan	—	—
All current directors and executive officers as a group (11 persons)	2,318,914	4.7%

*	Less than one percent.

(1)	Include 15,768,938 shares directly beneficially owned by S.A.C. PEI CB Investment, L.P., a Cayman Islands limited partnership, or SAC CBI, 1,484,689 shares directly beneficially owned by S.A.C. PEI CB Investment II, LLC, a Delaware limited liability company, or SAC CBI II, and 304,175 shares directly beneficially owned by International Equities (S.A.C. Asia) Limited, a Mauritius company, or SAC Asia. The general partner of SAC CBI is S.A.C. PEI CB Investment GP, Limited, a Cayman Islands company, or SAC CBI GP; S.A.C. Private Equity Investors, L.P., a Cayman Islands limited partnership, or SAC PEI, is the sole shareholder of SAC CBI GP; S.A.C. Private Equity GP, L.P., a Cayman Islands limited partnership, or SAC PEI GP, is the general partner of SAC PEI; S.A.C. Capital Management, LLC, a Delaware limited liability company, or SAC Management LLC, is the general partner of SAC PEI GP; and Mr. Steven A. Cohen controls SAC Management LLC. The manager of SAC CBI II is SAC PCG, a Delaware limited liability company; S.A.C. Capital Advisors, L.P., a Delaware limited partnership, or SAC Advisors LP, manages SAC PCG; S.A.C. Capital Advisors Inc., a Delaware corporation, or SAC Advisors Inc., is the general partner of SAC Advisors LP; and Mr. Cohen controls SAC Advisors Inc. Pursuant to investment management agreements, SAC Advisors LP and S.A.C. Capital Advisors, LLC, a Delaware limited liability company, or SAC Advisors LLC, maintain voting and dispositive power with respect to securities held by SAC Asia; and Mr. Cohen controls SAC Advisors LLC. SAC CBI GP, SAC PEI, SAC PEI GP, SAC Management LLC, SAC PCG, SAC Advisors LP, SAC Advisors Inc., SAC Advisors LLC and Mr. Cohen expressly disclaim beneficial ownership of securities directly beneficially owned by any person or entity other than, to the extent of any pecuniary interest therein, the various accounts under their respective management and control.

The address of SAC CBI is c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands. The address of SAC CBI II is 72 Cummings Point Road, Stamford, Connecticut 06902. The address of SAC Asia is c/o Citco ( Mauritius) Ltd., 4th Floor, Tower A, One CyberCity, Ebene, Mauritius.

(2)	The address of Lehman Brothers Commercial Corporation Asia Limited (In Liquidation) is c/o KPMG, 8th Floor, Prince’s Building, 10 Chater Road, Central, Hong Kong. Messrs. Paul Brough, Edward Middleton and Patrick Cowley in their capacity as joint and several liquidators of LBCCA acting as agents without personal liability, have voting and dispositive power over the shares held by LBCCA pursuant to section 199 of the Companies Ordinance (Ch. 32 of the laws of Hong Kong).

(3)	The address of Costa Brava Partnership III, L.P. is 222 Berkeley Street, Boston, Massachusetts 02116.

(4)	Mr. Aquilina is our Chairman and served as our Chief Executive Officer from October 2010 to March 16, 2011. Of the shares shown as beneficially owned, all represent shares issuable pursuant to options that are currently vested and exercisable.

(5)	Mr. Kumar is our Vice Chairman and a director, and he served as our Chief Executive Officer from February 2007 to October 2010. These shares include 506,970 shares over which Mr. Kumar has sole voting and investment power, 110,516 shares over which Mr. Kumar has shared voting and investment power and 883,070 shares issuable pursuant to options that are currently vested and exercisable.

(6)	Mr. Seedman served on our board and as our Chief Technology Officer from August 2008 to March 31, 2011. Of the shares shown as beneficially owned, all represent shares issuable pursuant to options that are currently vested and exercisable.

(7)	Mr. Swoger served as our Chief Financial Officer from August 2008 to March 16, 2011. Of the shares shown as beneficially owned, all represent shares issuable pursuant to options that are currently vested and exercisable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Related Party Transaction Policy
     Historically, any transaction involving us and related persons was presented to, evaluated by and needed to be approved by the disinterested directors on our board.
     The board of MedQuist Inc. adopted a related party transaction policy in August 2007, which charges its Audit Committee (or the disinterested members of its board) with the responsibility of ratifying all related party transactions. Transactions involving compensation also required approval by the Compensation Committee. On July 28, 2009, the board of MedQuist Inc. amended the related party transaction policy such that any transaction involving compensation where the related party is CBay, Inc. or its affiliates must only be approved by the Audit Committee.
     On January 28, 2011, our board of directors adopted a Related Party Transaction Policy which charges its Audit Committee (or the disinterested members of its board) with the responsibility of ratifying all related party transactions. Transactions involving compensation also required approval by the Compensation Committee.
Agreements with SAC PCG and Affiliates and Related Transactions
Consulting Services Agreement
     On August 19, 2008, we entered into an agreement with S.A.C. PEI CB Investment II, LLC, or SAC CBI II, an affiliate of SAC CBI, and LBCCA and collectively with SAC CBI II, the Consultants. The Consulting Services Agreement was entered into to, among other things, effect the economic understanding regarding the terms upon which SAC CBI acquired its ownership interest in us and to address potential dilutive and related effects at the time of SAC CBI’s investment in us. It provides for annual payments, to be made in quarterly installments, of approximately $1.9 million to SAC CBI II and $0.9 million to LBCCA, which may at our option be paid in shares of our common stock at fair market value or in cash. We account for the annual payments as a capital transaction. In addition, we agreed to indemnify and reimburse the Consultants and their affiliates for their out-of-pocket expenses in connection with the services rendered under this agreement. [The payment provision of the agreement has a five year term that expires in August 2013. The agreement provides that SAC CBI II and LBCCA may provide financial, managerial and operational advice, the annual amount is payable regardless of whether any management services are rendered and the annual amount is fixed. Under the agreement, we are committed to pay for the remaining unexpired term on termination of the agreement or upon a change in control, determined as the sum of the present value (using the discount rate equal to the yield on U.S. Treasury securities of like maturity) of the annual amounts that would have been payable with respect to the period from the date of such change of control or termination, as applicable through August 18, 2013. The change in control occurred and the agreement terminated as a result of the consummation of our IPO and the Private Exchange. As a result, 770,000 shares valued at $6,160,000 were issued in March 2011 to satisfy the obligation to SAC CBI II. However, since provisional liquidators were appointed in respect of LBCCA in September 2008 and because LBCCA is in liquidation, we are in discussions with LBCCA’s liquidators regarding LBCCA’s entitlement to amounts under the agreement. These amounts have been recorded as capital transactions. For the years ended December 31, 2010, 2009 and 2008, $2.8 million, $2.8 million and $1.1 million, respectively, have been recorded in the consolidated statements of equity and comprehensive income (loss). During 2010 and 2009, 145,000 shares and 571,000 shares, respectively, of our common stock were issued to satisfy a portion of the annual amounts. As of December 31, 2010 and 2009, $3.5 million and $2.2 million, respectively, of the amounts payable were accrued and recorded in due to related parties in the consolidated balance sheets.

Transaction Fees
     On May 4, 2010, the audit committee of MedQuist Inc.’s board of directors approved a $1.5 million success-based payment to SAC PCG in connection with the Spheris acquisition. The payment was approved by MedQuist Inc.’s audit committee in accordance with MedQuist Inc.’s related party transaction approval policy described above.
     Prior to the adoption of our Related Party Transaction Policy, the disinterested directors on our board approved a $5.0 million payment to SAC PCG in connection with the Corporate Reorganization.
     In the future, SAC PCG and its affiliates may receive customary payments for other services rendered to us. To ensure that the terms of the related party transactions are not less favorable than what would be obtained in an arm’s-length transaction, the material terms and conditions of any such arrangements with SAC PCG or any related party will be reviewed and approved pursuant to the our Related Party Transaction Policy.
Voting Agreement
     In connection with the Private Exchange, we entered into a voting agreement, dated September 30, 2010, with SAC CBI, SAC CBI II, and International Equities (S.A.C. Asia) Limited, the SAC Stockholders. Under this agreement, the SAC Stockholders agreed to vote the shares held by them in favor of any matter subject to a vote of our stockholders that was reasonably necessary for consummation of the Private Exchange.
Registration Rights Agreement
     In connection with the IPO, we entered into a Registration Rights Agreement dated February 4, 2011 with the SAC Stockholders, or the Registration Rights Agreement, to provide registration rights with respect to shares of our common stock held by the SAC Stockholders and their affiliates. The Registration Rights Agreement provides them with an unlimited number of “demand” registrations and “piggyback” registration rights. In addition, the Registration Rights Agreement provides that the SAC Stockholders and their affiliates may request that we file a shelf registration statement beginning on the 181st day after the IPO. The Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify against certain liabilities.
Stockholders Agreements

     In connection with the IPO, we entered into a stockholders agreement with the SAC Stockholders dated February 4, 2011, or the IPO Stockholders Agreement. The IPO Stockholders Agreement grants the SAC Stockholders and their affiliates the right to nominate to our board a number of designees, or SAC Directors, equal to: (i) three directors so long as they hold at least 20% of our voting power; (ii) two directors so long as they hold at least 10% of our voting power; and (iii) one director so long as they hold at least 5% of our voting power. They have the right to remove and replace their director-designees at any time and for any reason and to nominate any individual(s) to fill any such vacancies.
     In connection with the Private Exchange, we entered into a stockholders agreement dated February 11, 2011, or the Private Exchange Stockholders Agreement, with the SAC Stockholders and the investors party to the Private Exchange. For so long as the SAC Stockholders have the right to nominate the SAC Directors, each Investor (as defined in the Private Exchange Stockholders Agreement) agrees, among other things (i) that for a period of one year from the closing under the Private Exchange and thereafter for so long as it owns at least three percent of our outstanding shares, it will vote all of its voting shares, or (as applicable) provide its written consent in respect thereof, in favor of the election of the SAC Directors to our board and (ii) not to take any action that would cause the number of directors constituting the entire board to be greater than nine without the prior written consent of SAC CBI.
     Under the Private Exchange Stockholders Agreement, the investors have “piggyback” registration rights with respect to their shares of common stock in the event that we sell shares of our common stock. With respect to any underwritten public offering, each investor also agrees to a lock-up period of 180 days beginning on the effective date of the IPO or 90 days beginning on the effective date of any other public offering.
Redemption Agreement
     In connection with the IPO, we entered into an agreement dated February 2, 2011, or the Redemption Agreement, with SAC CBI, SAC PEI, SAC CBI GP, LBCCA and the liquidators of LBCCA pursuant to which SAC PEI contributed $13.7 million in cash to SAC CBI in exchange for partnership interests in SAC CBI, SAC CBI redeemed all of LBCCA’s limited partnership interests in SAC CBI for $13.7 million in cash and 4,228,584 shares of our common stock, LBCCA entered into a 180-day contractual lock-up on the shares of our common stock that LBCCA now owns following the completion of the IPO and LBCCA will grant to SAC CBI an irrevocable proxy to vote such shares so long as they are beneficially owned by LBCCA.
Independence of Directors
     For information regarding the independence of our directors, please see the discussion under Item 10, below the heading “Independence of Directors,” which discussion is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The Audit Committee of our board of directors is responsible for the appointment, compensation, oversight and replacement, if necessary, of our independent registered public accounting firm. In accordance with the charter of the Audit Committee, the Audit Committee must approve, in advance of the service, all audit, internal control-related and permissible non-audit services provided by our independent registered public accounting firm, subject to a de minimis exception for non-audit services. In its review of non-audit service fees, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm. Our independent registered public accounting firm may not be retained to perform any of the non-audit services specified in Section 10A(g) of the Exchange Act.
     All services provided by KPMG LLP, our independent registered accounting firm, for the years ended December 31, 2010 and 2009 were preapproved by the Audit Committee.
Fees Paid to the Principal Accountant — 2010 and 2009
     The following table sets forth the aggregate fees billed to us for the years ended December 31, 2010 and 2009 by KPMG LLP (in thousands):

Fees	2010	2009
Audit Fees (1)	$3,178	$1,816
Audit-Related Fees(2)	—	316
Tax Fees (3)	348	285
All Other Fees	—	—

Total Fees	$3,526	$2,417

(1)	Audit Fees — represents aggregate fees paid or accrued for the audit of our annual financial statements and review of our interim financial statements, the issuance of comfort letters in connection with our initial public offering and the issuance of consents in connection with registration statements we filed with the SEC and fees for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Tax Fees — represents fees for all professional services rendered by our independent registered public accounting firm’s tax professionals, except those related to the audit of our financial statements, including tax compliance, tax advice and tax planning.

(3)	Audit Related Fees — represents fees for professional services rendered in connection with KPMG’s assistance to us for the due diligence associated with our 2010 acquisition of Spheris.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
     (3) Exhibits. See (b) below.
(b) Exhibits:

3.1(1)	Certificate of Incorporation

3.2(1)	By-Laws

4.1	Warrant Agreement, dated March 19, 2001, between MedQuist Holdings Inc. and Oosterveld International BV (Incorporated by reference to Exhibit 4.5 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

4.2	Senior Subordinated Note Purchase Agreement, dated as of September 30, 2010, among CBay Inc., MedQuist Inc. and MedQuist Transcriptions Ltd., CBaySystems Holdings Limited, BlackRock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A. and THL Credit Inc. (Incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

4.3	Form of 13% Senior Subordinated Note due 2016 (included as part of Exhibit 4.3 and incorporated herein by reference)

4.4	Guaranty Agreement, dated as of September 30, 2010, among CBaySystems Holdings Limited, MedQuist IP LLC, MedQuist CM LLC, MedQuist Delaware, Inc. and Each Other Guarantor From Time to Time Party Hereto, BlackRock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A. and THL Credit Inc. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

4.5	Exchange Agreement, dated as of September 30, 2010, by and between CBaySystems Holdings Limited and the Investors signatories thereto (Incorporated by reference to Exhibit 4.4 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

4.6	Amendment No. 1 to the Exchange Agreement, dated as of December 30, 2010, by and between CBaySystems Holdings Limited and the Investors signatories thereto (Incorporated by reference to Exhibit 4.4.1 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

9.1	Voting Agreement, dated September 30, 2010, by and between CBaySystems Holdings Limited, S.A.C. PEI CB Investment, L.P., S.A.C. PEI CB Investment II, LLC and International Equities (S.A.C. Asia) Limited (Incorporated by reference to Exhibit 9.1 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.1	Stock and Asset Purchase Agreement, dated April 15, 2010, between Spheris Holding II, Inc., Spheris Inc., Spheris Operations LLC, Vianeta Communications, Spheris Leasing LLC, Spheris Canada Inc., CBay Inc. and MedQuist Inc. (Incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.2	Credit Agreement, dated as of October 1, 2010, among CBay Inc., MedQuist Inc. and MedQuist Transcriptions, Limited, as Borrowers, CBaySystems Holdings Limited, as Holdings, the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, SunTrust Bank, as Syndication Agent, and ING Capital LLC and Regions Bank, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.3	Guaranty and Security Agreement, dated as of October 14, 2010, among CBay Inc., MedQuist Inc., MedQuist Transcriptions, Limited, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, and Each Other Guarantor party thereto (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.4	Subordination and Intercreditor Agreement, dated October 1, 2010, among BlackRock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A. and THL Credit, Inc., CBay Inc., MedQuist Inc., MedQuist Transcriptions Ltd. and General Electric Corporation (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.5	Agreement, dated August 19, 2008, between CBaySystems Holdings Limited, S.A.C. PEI CB Investment II, LLC and Lehman Brothers Commercial Corporation Asia Limited (Incorporated by reference to Exhibit 10.6 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.6(1)	Registration Rights Agreement, dated as of February 4, 2011, among MedQuist Holdings, Inc., S.A.C. PEI CB Investment, L.P., S.A.C. PEI CB Investment II, LLC and International Equities (S.A.C. Asia) Limited

10.7(1)	Stockholders Agreement, dated as of February 11, 2011, among MedQuist Holdings Inc., S.A.C. PEI CB Investment, L.P., S.A.C. PEI CB Investment II, LLC, International Equities (S.A.C. Asia) Limited and the other signatories party thereto

10.8(1)	Stockholders Agreement, dated as of February 4, 2011, among MedQuist Holdings Inc., S.A.C. PEI CB Investment, L.P., S.A.C. PEI CB Investment II, LLC and International Equities (S.A.C. Asia) Limited

10.9	Form of Amended and Restated Management Stockholder’s Agreement (Incorporated by reference to Exhibit 10.10 of Amendment No. 5 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.10†	MedQuist Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.15 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.11†	Form of Stock Option Agreement under the MedQuist Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.12†	MedQuist Inc. Long-Term Incentive Plan adopted on August 27, 2009 (Incorporated by reference to Exhibit 10.17 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.13†	MedQuist Inc. Executive Deferred Compensation Plan, Amended and restated, Effective November 15, 2001 (Incorporated by reference to Exhibit 10.18 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.14†	MedQuist Transcriptions, Ltd. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.19 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.15†	CBaySystems Holdings Limited 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.11 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.16†	Form of Share Option Agreement in connection with the 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.12 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.17†	MedQuist Holdings Inc. 2010 Senior Executive Bonus Plan (Incorporated by reference to Exhibit 10.19.1 of Amendment No. 5 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.18†	MedQuist Holdings Inc. 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 10.13 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.19†	MedQuist Holdings Inc. 2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.20†	Amended and Restated Stock Option Agreement by and between Peter Masanotti and MedQuist Inc., dated March 2, 2009 (Incorporated by reference to Exhibit 10.20 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.21†	Amended and Restated employment agreement by and between CBaySystems Holdings Limited, CBay Inc., CBay Systems (India) Pvt. Ltd. and V. Raman Kumar, dated as of December 6, 2010 (Incorporated by reference to Exhibit 10.21 of Amendment No. 5 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.22†	Employment agreement by and between CBaySystems Holdings Limited, CBay Inc. and Robert Aquilina, dated as of

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

10.38	First Amendment to Lease Agreement, dated March 1, 2009, by and between Atlanta Lakeside Real Estate, L.P. and MedQuist Transcriptions, Ltd. (Incorporated by reference to Exhibit 10.33.1 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.39	Second Amendment to Lease Agreement, effective August 1, 2009, by and between Atlanta Lakeside Real Estate, L.P. and MedQuist Transcriptions, Ltd. (Incorporated by reference to Exhibit 10.33.2 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.40#	Licensing Agreement, as amended, dated as of November 10, 2009, between MedQuist Inc. and Nuance Communications, Inc. (Incorporated by reference to Exhibit 10.34 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.41#	Third Amended and Restated OEM Supply Agreement dated November 10, 2009, between MedQuist Inc. and Nuance Communications, Inc. (Incorporated by reference to Exhibit 10.35 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.42#	Licensing Agreement by and between Nuance Communications, Inc. and MedQuist Inc., dated November 10, 2009 (Incorporated by reference to Exhibit 10.36 of Amendment No. 5 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.43#	Amended and Restated Clinical Documentation Solution Agreement by and between Multimodal Technologies, Inc. and MedQuist Inc., dated March 25, 2010 (Incorporated by reference to Exhibit 10.37 of Amendment No. 3 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.44(1)	Redemption Agreement among Lehman Brothers Commercial Corporation Asia Limited, S.A.C. Private Equity Investors, L.P., S.A.C. PEI CB Investment, L.P. and S.A.C. PEI CB Investment GP, Limited and the Liquidators named therein

21.1	List of subsidiaries of MedQuist Holdings Inc. (Incorporated by reference to Exhibit 21.1 of Amendment No. 6 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

31.1(*)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(*)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(*)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(*)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement.

#	Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedQuist Holdings Inc.
By:	/s/ Peter Masanotti
Peter Masanotti
President and Chief Executive Officer Date: May 2, 2011

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002