Form 10-Q
period 2011-03-31
MedQuist Holdings Inc.
filed 2011-05-16
CIK 1441567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission file number: 1-35069
MEDQUIST HOLDINGS INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	98-0676666
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

9009 Carothers Parkway
Franklin, TN	37067
(Address of Principal Executive Offices)	(Zip Code)
(615) 261-1740
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of registrant’s shares of common stock outstanding as of May 9, 2011 was 49,168,000.

MEDQUIST HOLDINGS INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MedQuist Holdings Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended March 31,
	2011	2010
Net revenues	$111,236	$85,087
Cost of revenues	66,021	54,615
Gross profit	45,215	30,472
Operating costs and expenses:
Selling, general and administrative	16,192	14,480
Research and development	2,251	2,281
Depreciation and amortization	8,418	6,139
Cost of legal proceedings, settlements and accommodations	(7,513)	1,043
Acquisition and restructuring	6,878	984
Total operating costs and expenses	26,226	24,927
Operating income	18,989	5,545
Equity in income of affiliated company	—	514
Other income	10	77
Interest expense, net	(7,037)	(1,869)
Income from continuing operations before income taxes and noncontrolling interests	11,962	4,267
Income tax provision (benefit)	1,144	(20)
Net income from continuing operations	$10,818	$4,287
Income from discontinued operations, net of tax	—	30
Net income	10,818	4,317
Less: Net income attributable to noncontrolling interests	(1,506)	(2,229)
Net income attributable to MedQuist Holdings Inc.	$9,312	$2,088
Net income per common share from continuing operations
Basic	$0.06	$0.04
Diluted	$0.05	$0.04
Net income per common share from discontinued operations
Basic	$—	$—
Diluted	$—	$—
Net income per common share attributable to MedQuist Holdings Inc.
Basic	$0.06	$0.04
Diluted	$0.05	$0.04
Weighted average shares outstanding:
Basic	40,933	35,013
Diluted	41,980	35,183
The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Holdings Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	March 31, 2011		December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$75,635		$66,779
Accounts receivable, net of allowance of $1,662 and $1,466, respectively	77,997		82,038
Other current assets	20,164		23,706
Total current assets	173,796		172,523
Property and equipment, net	24,492		23,018
Goodwill	90,250		90,268
Other intangible assets, net	105,080		107,962
Deferred income taxes	7,023		6,896
Other assets	13,621		14,212
Total assets	$414,262		$414,879

Liabilities and Equity
Current liabilities:
Current portion of long term debt	$7,946		$27,817
Accounts payable	14,049		11,358
Accrued expenses	37,088		36,917
Accrued compensation	20,071		16,911
Deferred revenue	9,393		10,570
Related party payable	5,000		—
Total current liabilities	93,547		103,573
Long term debt	261,543		266,677
Deferred income taxes	5,307		4,221
Related party payable, non-current	4,406		3,537
Other non-current liabilities	2,449		2,360
Total liabilities	367,252		380,368

Commitments and contingencies (Note 11)
Equity		—
Preferred stock - $0.10 par value; authorized 25,000 shares; none issued or outstanding	—		—
Common stock - $0.10 par value; authorized 300,000 shares; 49,168 and 35,158 shares issued and outstanding, respectively	4,917		3,516
Additional paid in capital	141,287		148,265
Accumulated deficit	(97,867)		(107,179)
Accumulated other comprehensive loss	(729)		(663)
Total MedQuist Holdings Inc. stockholders' equity	47,608		43,939
Noncontrolling interests	(598)		(9,428)
Total equity	47,010		34,511

Total liabilities and equity	$414,262		$414,879
The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Holdings Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Three months ended March 31,
	2011	2010
Operating activities:
Net income	$10,818	$4,317
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,418	6,363
Equity in income of affiliated company	—	(515)
Deferred income taxes	1,091	(359)
Share based compensation	978	144
Provision for doubtful accounts	170	779
Non-cash interest expense	858	—
Other	(796)	(139)
Changes in operating assets and liabilities:
Accounts receivable	3,458	(182)
Other current assets	(414)	(141)
Other non-current assets	(135)	109
Accounts payable	(1,188)	(1,622)
Accrued expenses	(1,837)	(1,246)
Accrued compensation	3,136	(1,577)
Deferred revenue	(1,177)	(598)
Other non-current liabilities	59	(151)
Net cash provided by operating activities	23,439	5,182
Investing activities:
Purchase of property and equipment	(4,343)	(1,928)
Purchases of capitalized intangible assets	(2,345)	(1,109)
Payments for acquisitions and interests in affiliates, net of cash acquired	—	(7,685)
Net cash used in investing activities	(6,688)	(10,722)
Financing activities:
Proceeds from debt	—	2,769
Repayment of debt	(25,789)	(3,085)
Debt issuance costs	—	(195)
Net proceeds from issuance of common stock	22,320	—
Payments for offering costs	(4,504)	—
Net cash used in financing activities	(7,973)	(511)

Effect of exchange rate changes	78	125
Net increase (decrease) in cash and cash equivalents	8,856	(5,926)
Cash and cash equivalents — beginning of period	66,779	29,633
Cash and cash equivalents — end of period	$75,635	$23,707
The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
1. Basis of Presentation
The consolidated financial statements and footnotes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted pursuant to such rules and regulations although we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include our accounts and the accounts of all of our subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of our results of operations, financial position and cash flows. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-Q should be read in conjunction with our 2010 Annual Report on Form 10-K for the year ended December 31, 2010 (the 2010 Form 10-K) filed with the Securities and Exchange Commission (SEC) on March 16, 2011.

Our U.S. Initial Public Offering

On January 27, 2011, we changed our name from CBaySystems Holdings Limited to MedQuist Holdings Inc. (MedQuist Holdings) and re-domiciled from a British Virgin Islands company to a Delaware corporation and authorized 300.0 million shares of common stock at $0.10 par value per share and 25.0 million shares of preferred stock at $0.10 par value per share. In connection with our re-domiciliation, we adjusted the number of our shares outstanding through a reverse share split pursuant to which every 4.5 shares of our common stock outstanding prior to our re-domiciliation was converted into one share of our common stock upon our re-domiciliation. Our re-domiciliation and reverse share split resulted in no change to our common stockholders' relative ownership interests in us.

In February 2011, we completed our U.S. initial public offering of common stock (IPO) selling 3.0 million shares of our common stock and 1.5 million shares of our common stock owned by selling shareholders at an offer price of $8.00 per share, resulting in gross proceeds to us of $24.0 million and net proceeds to us after underwriting fees of $22.3 million. Our common stock is listed on The NASDAQ Global Market under the symbol “MEDH.”

Private Exchange

Certain of MedQuist Inc.'s noncontrolling stockholders entered into an exchange agreement with us (the Exchange Agreement) whereby we issued 4.8 million shares of our common stock in exchange for their 4.8 million shares of MedQuist Inc. common stock. We refer to this transaction as the Private Exchange. The Private Exchange was completed on February 11, 2011 and increased our ownership in MedQuist Inc. from 69.5% to 82.2%.

Public Exchange Offer

In addition to the Private Exchange referred to above, in February 2011, we commenced our public exchange offer, or Public Exchange Offer, to those noncontrolling MedQuist Inc. stockholders who did not participate in the Private Exchange to exchange shares of our common stock for shares of MedQuist Inc. common stock. The Public Exchange Offer expired on March 11, 2011. We accepted for, and consummated the exchange of, all MedQuist Inc. shares of common stock that were validly tendered in the Public Exchange Offer. As a result of the Public Exchange Offer, we increased our ownership in MedQuist Inc. from 82.2% to approximately 97%. We issued 5.4 million shares of our common stock in exchange for 5.4 million shares of MedQuist Inc. common stock.

Business Segment and Reporting Unit

In 2011 we determined that we operate in one business segment and have one reporting unit, which is clinical documentation solutions for the healthcare industry. The Patient Financial Services (PFS) business was sold on December 31, 2010 and results of the PFS business have been accounted for as discontinued operations.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

2. Acquisition of Spheris
On April 22, 2010, we completed the acquisition of substantially all of the assets of Spheris and certain of its affiliates. This acquisition provided substantial incremental volume growth and also provided opportunities for operating efficiencies and operating margin expansion. Costs incurred for the acquisition and direct integration costs are included in the line item Acquisition and restructuring on the accompanying consolidated statements of operations. The acquisition was funded from the proceeds of credit facilities entered into in connection with the acquisition.
The following unaudited pro forma summary presents the consolidated information of MedQuist Holdings (the "Company") as if the business combination had occurred at the beginning of the first quarter of 2010.

Pro Forma Three Months Ended March 31, 2010
Net revenues	$120,265
Net income	$3,441
Net income per share attributable to MedQuist Holdings (Basic)	$0.08
Net income per share attributable to MedQuist Holdings (Diluted)	$0.08

These amounts have been calculated after applying our accounting policies and adjusting the results of Spheris to reflect the additional amortization of intangibles that would have been charged assuming the fair value adjustments to intangible assets had been applied from the beginning of the annual period being reported on, and the additional interest expense assuming the acquisition related debt had been incurred at the beginning of the period being reported on, excluding the acquisition costs, and including the related tax effects. Impacts of integration-related charges have been excluded from the amounts above, and per share amounts do not reflect the impacts of ownership changes that occurred during the first quarter of 2011. Additionally, the pro forma revenue amounts reflect only recognized revenues of the acquired business, but do not reflect the impacts of losses known at the time of close of the transaction that impacted the book of business in subsequent periods.
3. Debt
Debt consisted of the following:

	March 31, 2011	December 31, 2010
Senior Secured Credit Facility consisting of:
Term loan	$175,000	$200,000
Revolving credit facility	—	—
Senior Subordinated Notes	85,000	85,000
All other	9,489	9,494
	269,489	294,494
Less: Current maturities	(7,946)	(27,817)
Total long term debt	$261,543	$266,677
In January 2011 we made an optional prepayment of $20.0 million in addition to the $5.0 million due under the Senior Secured Credit Facility. No additional principal payments are required in 2011 under the Senior Secured Credit Facility. In January 2011, as required under our Senior Secured Credit Facility, we entered into Interest Rate Cap Contracts (for $60.0 million notional amounts which will amortize over time) to provide coverage for fluctuation in interest rates. The interest rates on the term loan and the Senior Subordinated Notes were 7.25% and 13.0%, respectively, on March 31, 2011.
As of March 31, 2011, we believe we were in compliance with the covenants of the Senior Secured Credit Facility and the Senior Subordinated Notes.

4. Transfers From Noncontrolling Interests

On February 11, 2011, the Private Exchange was completed which increased our ownership interest in MedQuist Inc. to 82.2%.

We announced on March 15, 2011 that the Public Exchange Offer resulted in us now owning approximately 97% of the issued and outstanding shares of MedQuist Inc. In accordance with the terms of a Stipulation of Settlement entered into in connection with the settlement of MedQuist Inc. shareholder litigation and subject to final approval of the settlement by the Court, the remaining issued and outstanding shares of MedQuist Inc. are expected to be exchanged on the same terms as the Public Exchange in a short-form merger by the end of the third quarter of 2011.

These exchanges resulted in the reclassification of $7.4 million from non-controlling interest to common stock and additional paid in capital.
5. Comprehensive Income
Comprehensive income was as follows:

	Three months ended March 31,
	2011	2010
Net income	$9,312	$2,088
Foreign currency translation adjustment	(66)	(1)
Comprehensive income	$9,246	$2,087
6. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.
The following table reflects the weighted average shares outstanding used to compute basic and diluted net income per share:

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

	For the three months ended March 31,
	2011	2010
Net income attributable to MedQuist Holdings	$9,312	$2,088
Less: amount attributable to former principal shareholders	(7,025)	(688)
Net income available for common shareholders	$2,287	$1,400
Income from discontinued operations	$—	$30
Weighted average shares outstanding
Basic	40,933	35,013
Effect of dilutive stock	1,047	170
Diluted	41,980	35,183
Net income per share from continuing operations
Basic	$0.06	$0.04
Diluted	$0.05	$0.04
Net income per common share from discontinued operations
Basic	$—	$—
Diluted	$—	$—
Net income per common share attributable to MedQuist Holdings
Basic	$0.06	$0.04
Diluted	$0.05	$0.04
The computation of diluted net income per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net income per share. Potentially dilutive shares having an anti-dilutive effect on net income per share and, therefore, excluded from the calculation of diluted net income per share, totaled 423 and 13,446 shares for the three months ended March 31, 2011 and 2010, respectively. The net income for the purpose of the basic income per share is adjusted for the amounts payable to a principal stockholder under the terminated management services agreement discussed in Note 12. The calculation of shares outstanding reflect the weighted average share counts during the applicable periods. However, they do not consider the additional shares issued and exchanged during the first quarter of 2011, nor the impact of remaining minority interest shareholders. A fully diluted pro forma share count considering these additional shares would result in different per share amounts than reflected in the computations above.

7. Equity

The following table reconciles equity from December 31, 2010 to March 31, 2011.

Underwriter costs incurred for the IPO have been treated as a reduction of the proceeds and are included as a reduction of additional paid-in-capital. All other direct incremental costs incurred in connection with the IPO, Private Exchange and the Public Exchange Offer also have been treated as a reduction of additional paid in capital.

See Note 12, Related Party Transactions for a discussion of the amounts accrued for former principal stockholders in February 2011 due to the change in control, and a discussion of the shares issued to a former principal stockholder to settle a portion of the liability by issuance of common stock.

	Common Stock
	Shares	Amount	Additional Paid-in-capital	Accumulated Deficit	Comprehen-sive income	Accumulated0ther Comprehen-sive Loss	Non-controlling Interests	Shareholders' Equity
Balance, December 31, 2010	35,158	$3,516	$148,265	$(107,179)	$—	$(663)	$(9,428)	$34,511
Issuance of common stock at $8.00 per share	3,000	300	23,700	—	—	—	—	24,000
Common stock offering costs	—	—	(9,704)	—	—	—	—	(9,704)
Issuance of common stock under the Private Exchange and the Public Exchange Offer	10,240	1,024	(8,397)	—	—	—	7,373	—
Private Exchange and Public Exchange Offer costs	—	—	(12,586)	—	—	—	—	(12,586)
Shares issued to former principal stockholder to settle obligation	770	77	6,076	—	—	—	—	6,153
Accrued amounts due to former principal stockholders	—	—	(7,025)	—	—	—	—	(7,025)
Share based compensation	—	—	958	—	—	—	20	978
Components of comprehensive income:
Net income	—	—	—	9,312	9,312	—	1,506	10,818
Foreign currency translation adjustments	—	—	—	—	(66)	(66)	(69)	(135)
Total comprehensive income	—	—	—	—	$9,246	—	—	—
Balance, March 31, 2011	49,168	$4,917	$141,287	$(97,867)		$(729)	$(598)	$47,010

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

8. Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2011	December 31, 2010
Customer accommodations	$729	$10,387
Accrued taxes	5,556	5,422
Accrued interest	5,442	5,593
Restructure liability	6,254	2,245
Accrued transaction fees	7,396	—
Other (no item exceeds 5% of current liabilities)	11,711	13,270
Total accrued expenses	$37,088	$36,917
2011 Restructuring Plan
On March 31, 2011 the board of directors adopted a restructuring plan to complete the integration of its acquired Spheris operations into MedQuist Inc. and to integrate MedQuist Inc. with MedQuist Holdings (2011 Restructuring Plan). We recorded termination costs of approximately $1.1 million in the first quarter of 2011 from a related reduction in workforce and a charge of $1.5 million in the first quarter of 2011 representing future lease payments on MedQuist Inc.'s former corporate headquarters in Mt. Laurel, New Jersey and former data center in Sterling, Virginia, offset by estimated sublease rentals. The future minimum lease payments on the Mt. Laurel facility total $2.5 million. The commencement of the integration of MedQuist Inc. and MedQuist Holdings resulted in a charge of $2.8 million composed of severance costs of $2.1 million and non-cash stock compensation costs of approximately $0.7 million associated with the acceleration of stock option vesting and the extension of the stock option exercise period for terminated employees. The 2011 Restructuring Plan will be implemented throughout 2011 and may result in additional charges incurred later in 2011.

The Company expects that restructuring activities may continue in 2011 as management identifies opportunities for synergies resulting from the acquisition of Spheris including the elimination of redundant functions. No other restructuring plan has a material impact on our balance sheets, results of operations or cash flows.

The table below reflects the financial statement activity related to the 2011 Restructuring Plan:

Three Months ended March 31, 2011
Beginning balance	$—
Charge	5,411
Non-cash use for share based compensation	(679)
Cash paid	(202)
Ending balance	$4,530
2010 Restructuring Plan
Management’s ongoing cost reduction initiatives, including process improvement, combined with the acquisition of Spheris, resulted in a restructuring plan (2010 Restructuring Plan) involving staff reductions and other actions designed to maximize operating efficiencies.
The table below reflects the financial statement activity related to the 2010 Restructuring Plan:

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

	Three Months ended March 31, 2011	For the Year ended December 31, 2010
Beginning balance	$2,071	$—
Charge	—	4,303
Cash paid	(347)	(2,232)
Ending balance	$1,724	$2,071
Total Restructuring charges were $5.4 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. The Company also incurred $1.5 million and $0.9 million of acquisition and integration related charges for the three months ended March 31, 2011 and 2010, respectively. Acquisition and integration-related charges represent amounts related to integration of the acquired Spheris business as well as charges related to acquisitions that were not consummated.
9. Cost of Legal Proceedings, Settlements and Accommodations
The following is a summary of the amounts recorded as Cost of legal proceedings, settlements and accommodations in the accompanying consolidated statements of operations:

	Three months ended March 31,
	2011	2010
Legal fees and settlements	$2,145	$1,043
Accommodation reversal	(9,658)	—
Total	$(7,513)	$1,043
The amounts included in legal fees and settlements for the three months ended March 31, 2011 include the settlement with the former chief financial officer of MedQuist Inc. of indemnification claims with the former chief financial officer which will reduce legal fees we would otherwise be required to pay pursuant to the indemnification obligations under the MedQuist Inc. bylaws, and the legal fees incurred in connection with the shareholder litigations settlement. The amounts included in legal fees and settlements for the three months ended March 31, 2010 include an additional charge of $0.9 million related to our settlement with Kaiser Foundation Health Plan, Inc. and affiliates.
In November 2003, one of MedQuist Inc.'s employees raised allegations that it had engaged in improper billing practices. In response, the MedQuist Inc. board of directors undertook an independent review of these allegations (Review). In response to our customers’ concern over the public disclosure of certain findings from the Review, MedQuist Inc. made the decision in the fourth quarter of 2005 to take action to try to avoid litigation and preserve and solidify its customer business relationships by offering a financial accommodation to certain of its customers.
In connection with the decision to offer financial accommodations to certain of its customers (Accommodation Customers), MedQuist Inc. analyzed its historical billing information and the available report-level data to develop individualized accommodation offers to be made to Accommodation Customers (Accommodation Analysis). Based on the Accommodation Analysis, the MedQuist Inc. board of directors authorized management to make cash or credit accommodation offers to Accommodation Customers in the aggregate amount of $75.8 million (Customer Accommodation Program). By accepting the accommodation offer, the customer agreed, among other things, to release MedQuist Inc. from any and all claims and liability regarding the billing related issues. On March 31, 2011 the MedQuist Inc. board of directors terminated the Customer Accommodation Program. As a result any amounts that had not been offered to customers were reversed.
10. Income Taxes
Our consolidated income tax expense consists principally of an increase in deferred tax liabilities related to indefinite lived assets amortization deductions for income tax purposes during the applicable period as well as state and foreign income taxes. We recorded a valuation allowance to reduce our net deferred tax assets to an amount that is more likely than not to be realized in future years.
We expect that our consolidated income tax expense for the year ended December 31, 2011, similar to the year ended December 31, 2010, will consist principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable year as well as state and foreign income taxes. We regularly assess the future

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

realization of deferred taxes and whether the valuation allowance against the majority of domestic deferred tax assets is still warranted. To the extent sufficient positive evidence, including past results and future projections, exists to benefit all or part of these benefits, the valuation allowance will be released accordingly. It is reasonably possible that some or all of the valuation allowance will be released within the next year.
In January 2011 we re-domiciled from a British Virgin Island company to a Delaware Company. Accordingly domestic income taxes now refers to income taxes recorded on operations in the United States.
11. Commitments and Contingencies

Affiliates of the Company's Former Principal Shareholders

Pursuant to an agreement entered into on August 19, 2008, the Company was obligated to pay S.A.C. PEI CB Investment II, LLC (SAC CBI II) and Lehman Brothers Commercial Corporation Asia (LBCCA), an annual fixed amount of $1.9 million and $0.9 million, respectively, in cash or shares at the Company's election, in return for financial, managerial and operational advice. The payment provision of the agreement had a five-year term that was scheduled to expire in August 18, 2013. The agreement stipulated that the annual amount was payable regardless of whether any services were rendered by SAC CBI II or LBCCA. Under the agreement, the Company was committed to pay for the remaining unexpired term at termination of the agreement or upon a change in control, with the payment amount determined as follows: the sum of the present value (using the discount rate equal to the yield on U.S. Treasury securities of like maturity) of the annual amounts that would have been payable with respect to the period from the date of such change of control or termination, as applicable through scheduled expiration date. The change in control occurred and the agreement terminated as a result of the consummation of our IPO and the Private Exchange. As a result, 770 thousand shares of common stock valued at $6.2 million were issued in March 2011 to satisfy the obligation to SAC CBI II.

Provisional liquidators were appointed in respect of LBCCA in September 2008, and the Company challenged LBCCA's entitlement to amounts under the agreement. On April 27, 2011, the provisional liquidators filed a lawsuit against the Company on behalf of LBCCA in the Southern District of New York seeking payments under the agreement. The Company is currently reviewing its options and presently intends to defend itself in the action. Pursuant to the terms of the agreement, the Company recorded $7.0 million and $0.7 million of charges to additional paid in capital during the three months ended March 31, 2011 and 2010, respectively. Additionally, amounts payable under the agreement of $4.4 million and $3.5 million at March 31, 2011 and December 31, 2010, respectively, were reflected as a related party payable, non-current in the accompanying consolidated balance sheet.

Shareholder Settlement

On February 8, 2011 and February 10, 2011, two of MedQuist Inc.'s minority shareholders filed class action complaints in the Superior Court of New Jersey, Burlington County, Chancery Division, (the Court) against MedQuist Inc., the individual members on MedQuist Inc.'s board of directors and the Company (the Shareholder Litigation). Plaintiffs alleged that the defendants breached certain fiduciary duties they owed to minority shareholders of MedQuist Inc. in connection with the structuring and disclosure of the Public Exchange Offer.

On March 4, 2011, the parties to the Shareholder Litigation entered into a memorandum of understanding (the MOU) that outlined the material terms of a proposed settlement of the Shareholder Litigation. Under the terms of the MOU, we agreed to extend the expiration of the Public Exchange Offer and further agreed that if, as a result of the Public Exchange Offer, we obtained ownership of at least 90% of the outstanding common stock of MedQuist Inc., we would conduct a short-form merger under applicable law to acquire the remaining shares of MedQuist Inc. common stock that we do not currently own at the same exchange ratio applicable under the Public Exchange Offer. MedQuist Inc. agreed to make certain supplemental disclosures concerning the Public Exchange Offer, which were contained in an amendment to Schedule 14D-9 that MedQuist Inc. filed with the SEC on March 7, 2011. We also agreed to use our best efforts to finalize a Stipulation of Settlement (the Settlement Stipulation) and present it to the Court for preliminary approval within thirty days of the date of the MOU.
On April 1, 2011, the parties finalized the Settlement Stipulation that contained all the terms of the parties' proposed settlement of the Shareholder Litigation. Among other things, the Settlement Stipulation recognized that, subject to court approval, a non-opt out settlement class would be certified consisting of all holders of MedQuist Inc.'s common stock, except the defendants

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

and their immediate families and their affiliates (the Class). The Settlement Stipulation acknowledged that updated disclosures were made with respect to the Public Exchange Offer and that the Public Exchange Offer expiration date was extended until March 11, 2011. The Settlement Stipulation also memorialized the parties' agreement that, following Court approval, we would conduct a short-form merger to acquire the remaining shares of MedQuist Inc. common stock at the same exchange ratio applicable under the Public Exchange Offer.
On April 19, 2011, the Court held a hearing to review the Settlement Stipulation and determine whether to preliminarily approve the settlement. On this same date, the Court entered a preliminary approval order (the Preliminary Approval Order) that, among other things, certified the Class for settlement purposes, set deadlines for providing notice of the settlement to Class members, and scheduled June 17, 2011 as the return date for a fairness hearing to determine final approval of the settlement. The Preliminary Approval Order also set May 27, 2011, as the deadline for the filing of a motion for final approval of the settlement, and June 3, 2011, as the deadline for any Class members to file objections to the settlement. The settlement will not become final until the Court determines, following a hearing, that the terms of the settlement are fair, reasonable and adequate, and in the best interests of the Settlement Class.

SEC Investigation of Former Officer

With respect to MedQuist Inc.'s historical billing practices, the SEC pursued civil litigation against MedQuist Inc.'s former chief financial officer, whose employment ended in July 2004. Pursuant to its bylaws, MedQuist Inc. had been providing indemnification for the legal fees for its former chief financial officer. In February 2011 MedQuist Inc. reached a settlement under which its former chief financial officer released MedQuist Inc. from its indemnification obligations to him upon his settlement of the litigation with the SEC and MedQuist Inc.'s payment to him of a negotiated amount. The former chief financial officer settled the SEC litigation and MedQuist Inc. made its settlement payment to him in May 2011. This settles the last remaining contingency related to the MedQuist Inc. billing practices.
12. Related Party Transactions

Transactions with Affiliates of the Company's Former Principal Shareholders

On October 17, 2010, members of the board of directors unaffiliated with SAC CBI II, having evaluated the services provided and fees charged for similar transactions, approved a payment of $5.0 million to SAC PCG, an affiliate of SAC CBI II, for services rendered in connection with the Public Exchange Offer, Private Exchange and our IPO. As of March 31, 2011 this amount is recorded in related party payable. This was paid in April 2011.

As discussed in Note 11, Commitments and Contingencies, the Company issued 770 thousand shares of common stock valued at $6.2 million in March 2011 to satisfy the obligation to SAC CBI II pursuant to a services agreement with SAC CBI II and LBCCA. Although the Company challenged LBCCA's entitlement to amounts under the same agreement, the Company recorded $7.0 million and $0.7 million of charges to additional paid in capital during the three months ended March 31, 2011 and 2010, respectively, relative to LBCCA. Additionally, amounts payable under the agreement of $4.4 million and $3.5 million at March 31, 2011 and December 31, 2010, respectively, were reflected as a related party payable, non-current in the accompanying consolidated balance sheet.
13. Assets and Liabilities Measured at Fair Value
Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Derivative Financial Instruments
The Company uses interest rate cap contracts to manage its interest rate risk. As of March 31, 2011, the Company has interest rate cap contracts for $60.0 million in notional amounts, which will amortize over time, to provide coverage for fluctuation in interest rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps.  The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements.

The Company also uses foreign exchange forward contracts to manage its foreign exchange risk.   As of March 31, 2011, the Company has foreign exchange forward cover contracts for $36.0 million of notional amounts to provide coverage for fluctuation in foreign exchange rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including foreign exchange forward rates and implied volatilities.  To comply with the provisions of FASB ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. However, as of March 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the Company has determined that its valuations for the foreign currency exchange contracts in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2011.

Balance at March 31, 2011 Asset
Interest rate agreements	$61
Foreign currency derivatives	$776

The interest rate derivatives are classified in other assets, and gains and losses are recorded in interest expense, net. Foreign currency derivatives are classified in other current assets and gains and losses are recorded in cost of revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the risk factors set forth in the in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K). These and other risks and uncertainties that could affect our actual results are discussed in this report and in our other filings with the SEC.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements other than as required by applicable law. We do not undertake any duty to update any of the forward-looking statements after the date of this report to conform them to actual results, except as required by the federal securities laws.

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010, included in the 2010 Form 10-K.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, judgments or estimates as disclosed in our 2010 Form 10-K except as discussed below.

Customer Accommodation Program
In response to customers’ concerns regarding historical billing matters, we established a plan to offer financial accommodations to certain of our customers during 2005 and 2006 and recorded the related liability. In 2008 we reached an agreement on customer litigation resolving all claims by the named parties. Since then we have not made additional offers. In March 2011 our Board of Directors terminated the Customer Accommodation Program.
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

Executive Overview
We are a leading provider of integrated clinical documentation solutions for the U.S. healthcare system. Our end-to-end solutions convert physicians’ dictation of patient interactions, or the physician narrative, into a high quality and customized electronic record. These solutions integrate technologies and services for voice capture and transmission, automated speech recognition (ASR), medical transcription and editing, workflow automation, and document management and distribution to deliver a complete managed service for our customers. Our solutions enable hospitals, clinics, and physician practices to improve the quality of clinical data as well as accelerate and automate the documentation process, and we believe our solutions improve physician productivity and satisfaction, enhance revenue cycle performance, and facilitate the adoption and meaningful use of electronic health records.

Key Factors Affecting Our Performance
In 2010, we completed the acquisition of Spheris and in 2008 we completed the acquisition of MedQuist Inc., both of which materially impacted our financial results. In addition, our results have also been impacted by volume changes, pricing impacts as we move to ASR and offshore production, as well as operating improvements and selling, general and administrative expense savings resulting from leveraging our scalable platform.

Volume and Pricing Trends

The vast majority of our revenue is generated by providing clinical documentation services to our customers. Product sales and related maintenance contracts and other made up the balance of our net revenues. Our customers are generally charged a rate per character multiplied by the number of characters that we process.

We base our pricing on various factors, principally market forces, the extent to which we can utilize our offshore production facilities, the extent to which customers utilize the ASR technology available in our solutions, the scope of services provided, and turnaround times requested by a particular customer. We work with our customers to evaluate how different solutions affect pricing and to determine what for them is an optimal mix of service level and price. Higher utilization of offshore production and ASR leads to lower costs for us, which permits us to offer better pricing to our customers while at the same time contributing to margin growth. We have successfully migrated a significant portion of our volume offshore and we will continue these efforts.

As technological advances and increased use of offshore resources have driven down industry costs, the average price per character has also declined as healthcare providers have sought to participate in the economic gains. We intend to monitor and adjust our pricing accordingly to remain competitive as these industry trends continue.

Operating Improvements

Cost of revenues on a per unit basis has declined versus the prior year period due to the increased percentage of volume produced offshore and the increased utilization of ASR technology, as well as reductions of support staff headcount as we shift volume to India in order to further reduce operating costs. We have increased our offshore production volumes versus prior year. Our use of ASR technology has increased to 72% for the quarter ended March 31, 2011, compared to 57% for the same period in 2010. As we continue to increase the use of ASR technology and move volume offshore, we expect to continue to reduce costs.
Some of our contracts specify lower prices for work performed offshore or using speech recognition technology. Therefore, our operating income will not increase by the full amount of the savings we realize.

Adjusted EBITDA

Adjusted EBITDA increased to $26.8 million, or 24.1% of net revenues, for the first quarter of 2011 compared with $13.8 million, or 16.2% of net revenues, for the same period last year. The increase in Adjusted EBITDA is the result of higher utilization of offshore resources and ASR technologies, as well as increased volumes resulting from the acquisition of Spheris and related synergies.

Our U.S. Initial Public Offering

On January 27, 2011, we changed our name from CBaySystems Holdings Limited to MedQuist Holdings Inc. and re-domiciled from a British Virgin Islands company to a Delaware corporation and authorized 300.0 million shares of common stock par value at $0.10 per share and 25.0 million shares of preferred stock at $0.10 par value per share. In connection with our re-domiciliation, we adjusted the number of our shares outstanding through a reverse share split pursuant to which every 4.5 shares of our common stock outstanding prior to our re-domiciliation was converted into one share of our common stock upon our re-domiciliation. Our re-domiciliation and reverse share split resulted in no change to our common stockholders' relative ownership interests in us.

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

Private Exchange

Certain of MedQuist Inc.'s noncontrolling stockholders entered into an exchange agreement with us, the Exchange Agreement, whereby we issued 4.8 million shares of our common stock in exchange for their 4.8 million shares of MedQuist Inc. common stock. We refer to this transaction as the Private Exchange. The Private Exchange was completed on February 11, 2011 and increased our ownership in MedQuist Inc. from 69.5% to 82.2%.

Public Exchange Offer

In addition to the Private Exchange referred to above, in February 2011, we commenced our public exchange offer, or Public Exchange Offer, to those noncontrolling MedQuist Inc. stockholders who did not participate in the Private Exchange to exchange shares of our common stock for shares of MedQuist Inc. common stock. The Public Exchange Offer expired on March 11, 2011. We accepted for, and consummated the exchange of, all MedQuist Inc. shares of common stock that were validly tendered in the Public Exchange Offer. As a result of the Public Exchange Offer, we increased our ownership in MedQuist Inc. from 82.2% to approximately 97%. We issued 5.4 million shares of our common stock in exchange for 5.4 million shares of MedQuist Inc. common stock.

Consolidated Results of Operations
The following tables set forth our consolidated results of operations for the the three months ended March 31, 2011 and 2010.

MedQuist Holdings Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended March 31,
	2011		2010			Change in
		% of Net		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Net revenues	$111,236	100.0%	$85,087	100.0%	$26,149	—
Cost of revenues	66,021	59.4%	54,615	64.2%	11,406	(4.8)%
Gross profit	45,215	40.6%	30,472	35.8%	14,743	4.8%
Operating costs and expenses:
Selling, general and administrative	16,192	14.6%	14,480	17.0%	1,712	(2.5)%
Research and development	2,251	2.0%	2,281	2.7%	(30)	(0.7)%
Depreciation and amortization	8,418	7.6%	6,139	7.2%	2,279	0.4%
Cost of legal proceedings, settlements and accommodations	(7,513)	(6.8)%	1,043	1.2%	(8,556)	(8.0)%
Acquisition and restructuring	6,878	6.2%	984	1.2%	5,894	5.0%
Total operating costs and expenses	26,226	23.6%	24,927	29.3%	1,299	(5.7)%
Operating income	18,989	17.1%	5,545	6.5%	13,444	10.6%
Equity in income of affiliated company	—	—	514	0.6%	(514)	(0.6)%
Other income	10	—%	77	0.1%	(67)	(0.1)%
Interest expense, net	(7,037)	(6.3)%	(1,869)	(2.2)%	(5,168)	(4.1)%
Income from continuing operations before income taxes and noncontrolling interests	11,962	10.8%	4,267	5.0%	7,695	5.7%
Income tax provision (benefit)	1,144	1.0%	(20)	—%	1,164	1.1%
Net income from continuing operations	$10,818	9.7%	$4,287	5.0%	$6,531	4.7%
Income from discontinued operations	—	—	30	—%	(30)	—%
Net income	10,818	9.7%	4,317	5.1%	6,501	4.7%
Less: Net income attributable to noncontrolling interests	(1,506)	(1.4)%	(2,229)	(2.6)%	723	1.3%
Net income attributable to MedQuist Holdings Inc.	$9,312	8.4%	$2,088	2.5%	$7,224	5.9%

Net revenues
Net revenues increased $26.1 million, or 30.7%, to $111.2 million for the three months ended March 31, 2011 compared with $85.1 million for the three months ended March 31, 2010 due to increased revenue resulting from the Spheris acquisition, as well as organic growth unrelated to the acquisition. The Spheris acquisition contributed approximately $31.0 million in incremental revenue for the three months ended March 31, 2011.
Cost of revenues
Cost of revenues were $66.0 million for the three months ended March 31, 2011 compared with $54.6 million for the three months ended March 31, 2010. As a percentage of net revenues, cost of revenues decreased to 59.4% for the three months ended March 31, 2011 from 64.2% for the same period in 2010 primarily due to increased utilization of speech recognition technologies, increased utilization of offshore resources, and other operating cost reduction initiatives. The increase in total dollars versus the prior year period was primarily due to direct incremental costs associated with the incremental revenues during the 2011 quarter.
Selling, general and administrative
SG&A expenses were 14.6% of net revenues for the three month period ended March 31, 2011 compared to 17.0% for the same period in the prior year. The improvement versus prior year is due to the impact of synergies realized from the Spheris acquisition and other cost savings initiatives.
Research & development
R&D expenses as a percentage of net revenues were 2.0% for the three months ended March 31, 2011 and 2.7% for the three months ended March 31, 2010. This decrease was due to the impact of synergies realized from the Spheris acquisition and other cost saving initiatives.
Depreciation and amortization
Depreciation and amortization expense as a percentage of net revenues was 7.6% for the three months ended March 31, 2011 compared with 7.2% for the same period in 2010. This increase is primarily due to amortization of intangibles related to the Spheris acquisition.
Cost of legal proceedings, settlements and accommodations
During the quarter ended March 31, 2011 we reversed $9.7 million of the Accommodation accrual as the MedQuist Inc. board of directors terminated the Customer Accommodation Program on March 31, 2011. We also recorded a charge for a settlement of our indemnification obligations with the former chief financial officer of MedQuist Inc., and fees in connection with the shareholder litigation.
Acquisition and restructuring
We incurred Acquisition and restructuring charges of $6.9 million for the three months ended March 31, 2011. During the three months ended March 31, 2011, we recorded net restructuring charges of $5.4 million including approximately $3.2 million from a reduction in workforce and a charge of $1.5 million representing future lease payments on MedQuist Inc.'s former corporate headquarters in Mt. Laurel, New Jersey and former data center in Sterling, Virginia, offset by estimated sublease rentals. The future minimum lease payments on the Mt. Laurel facility total $2.5 million. In addition we recorded non-cash stock compensation charges of $0.7 million due to the acceleration of stock option vesting and the extension of the stock option exercise period for terminated employees. Acquisition charges related to the completion of the Spheris integration plus charges related to acquisitions that were not consummated
We expect that restructuring activities may continue in 2011 as management identifies opportunities for synergies from the integration of MedQuist Inc. into MedQuist Holdings Inc.
Interest expense, net
Interest expense during the three months ended March 31, 2011 was $7.0 million compared to $1.9 million for the three months ended March 31, 2010. The increase in interest expense is primarily due to the 2010 debt restructuring.
Income tax provision
Income tax provision as a percentage of income before taxes was 9.6% for the three months ended March 31, 2011 as compared to 0.5% for the same period prior year. This increase in the effective tax rate was due to increases in the deferred tax liability related to excess tax goodwill over book goodwill due to amortization of Spheris goodwill for domestic tax purposes.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2011 was $1.5 million compared to $2.2 million in the same period in 2010. During the quarter the impact of both the Private Exchange and the Public Exchange Offer reduced the noncontrolling interest of MedQuist Inc. from 30.5% to 3%.

Adjusted EBITDA

The following table presents a reconciliation of net income attributable to MedQuist Holdings Inc. to Adjusted EBITDA.

	For the Three Months Ended March 31,
	2011	2010
Net income attributable to MedQuist Holdings Inc.	$9,312	$2,088
Net income attributable to noncontrolling interest	1,506	2,229
Income tax provision (benefit)	1,144	(20)
Interest expense, net	7,037	1,869
Depreciation and amortization	8,418	6,139
Cost of legal proceedings, settlements and accommodations	(7,513)	1,043
Acquisition and restructuring	6,878	984
Discontinued operations	—	(30)
Equity in income of affiliated company	—	(514)
Adjusted EBITDA	$26,782	$13,788
Percent of Net revenues	24.1%	16.2%

Adjusted EBITDA is a metric used by management to measure operating performance. Adjusted EBITDA is defined as net income (loss) attributable to MedQuist Holdings Inc., as applicable, plus net income (loss) attributable to noncontrolling interests, income taxes, interest expense, depreciation and amortization, cost of legal proceedings, settlements, and accommodations, acquisition and restructuring charges, equity in income of affiliated company, and certain unusual or nonrecurring items and the effect of the sale of our Patient Financial Services business. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out the following:

•
potential differences caused by variations in capital structures (affecting interest expense, net), tax positions (such as the impact on periods or companies for changes in effective tax rates), the age and book depreciation of fixed assets (affecting depreciation expense);

•	the impact of non-cash charges, and

•	the impact of acquisition and integration related charges, restructuring charges, and certain unusual or nonrecurring items.

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
Liquidity and Capital Resources
Our principal sources of liquidity include cash generated from operations, available cash on hand, and availability under our revolving credit facility.
Operating activities
Cash provided by operating activities was $ 23.4 million and $5.2 million for the three months ended March 31, 2011 and 2010, respectively. The significant items impacting operating cash flows during the current year quarter included:

•	Improvements in operating income, which increased to $19.0 million for the three months ended March 31, 2011 compared to $5.5 million for the same period prior year.

•
Working capital changes that included (a) improved collections of accounts receivable balances, which provided $3.5 million of cash in the current period, and (b) timing of accounts payable and accrued expenses, which was a $3.0 million use of cash, and timing of accrued compensation, which provided $3.1 million.

Investing activities
Cash used in investing activities was $6.7 million and $10.7 million for the three months ended March 31, 2011 and 2010, respectively. During the current year quarter, cash was used for purchases of property and equipment and capitalized software projects.
Financing activities
Cash used in financing activities was $8.0 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. The activities impacting cash flow from financing activities during the current year quarter included:

•
In January 2011, we made an optional prepayment of $20.0 million in addition to the $5.0 million due under the Senior Secured Credit Facility. No additional principal payments are required until April 2012 under the Senior Secured Credit Facility.

•
In February 2011, we completed our U.S. initial public offering of common stock selling 3.0 million shares of our common stock at an offer price of $8.00 per share, resulting in gross proceeds to us of $24.0 million, or $22.3 million after underwriting discounts.

•
We made payments of $4.5 million in the period related to the IPO and the exchange agreements. We expect to pay an additional $12.0 million of fees in the second quarter related to the IPO and the exchange agreements.

•	Capital spending in the quarter was $6.7 million for both purchases and internally developed software projects.
We believe our existing cash, cash equivalents, and cash to be generated from operations and available borrowings under our revolving credit facility will be sufficient to finance our operations for the next twelve months. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our net revenues, or due to increased cash expenditures in excess of the net revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or selling additional equity. There are no assurances that sufficient funding from external sources will be available to us on acceptable terms, if at all.
We anticipate that we will complete a short-form merger with the remaining outstanding shareholders of MedQuist Inc. by the end of the third quarter. We expect to complete this by the issuance of our shares in exchange for shares of MedQuist Inc.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. In 2011 we entered into currency hedge contracts for up to $48.0 million related to our operations in India, of which $37.1 million were remaining as of March 31, 2011. In January 2011, as required under our Credit Agreement, we entered into Interest Rate Cap Contracts (for $60.0 million notional amounts which will amortize over time) to provide coverage for fluctuation in interest rates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15, Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.
Based on management’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Affiliates of the Company's Former Principal Shareholders

Pursuant to an agreement entered into on August 19, 2008, the Company was obligated to pay S.A.C. PEI CB Investment II, LLC (SAC CBI II) and Lehman Brothers Commercial Corporation Asia (LBCCA), an annual fixed amount of $1.9 million and $0.9 million, respectively, in cash or shares at the Company's election, in return for financial, managerial and operational advice. The payment provision of the agreement had a five-year term that was scheduled to expire in August 18, 2013. The agreement stipulated that the annual amount was payable regardless of whether any services were rendered by SAC CBI II or LBCCA. Under the agreement, the Company was committed to pay for the remaining unexpired term at termination of the agreement or upon a change in control, with the payment amount determined as follows: the sum of the present value (using the discount rate equal to the yield on U.S. Treasury securities of like maturity) of the annual amounts that would have been payable with respect to the period from the date of such change of control or termination, as applicable through scheduled expiration date. The change in control occurred and the agreement terminated as a result of the consummation of our IPO and the Private Exchange. As a result, 770 thousand shares valued at $6.2 million were issued in March 2011 to satisfy the obligation to SAC CBI II.

However, provisional liquidators were appointed in respect of LBCCA in September 2008, and the Company challenged LBCCA's entitlement to amounts under the agreement. On April 27, 2011, the provisional liquidators filed a lawsuit against the Company on behalf of LBCCA in the Southern District of New York seeking payments under the agreement. The Company is currently reviewing its options and presently intends to defend itself in the action. Pursuant to the terms of the agreement, the Company recorded $7.0 million and $0.7 million of charges to additional paid in capital during the three months ended March 31, 2011 and 2010, respectively. Additionally, amounts payable of $4.4 million and $3.5 million at March 31, 2011 and December 31, 2010, respectively, were accrued as a related party payable, non-current.

Shareholder Settlement

On February 8, 2011 and February 10, 2011, two of MedQuist Inc.'s minority shareholders filed class action complaints in the Superior Court of New Jersey, Burlington County, Chancery Division, (the Court) against MedQuist Inc., the individual members on MedQuist Inc.'s board of directors and the Company (the Shareholder Litigation). Plaintiffs alleged that the defendants breached certain fiduciary duties they owed to minority shareholders of MedQuist Inc. in connection with the structuring and disclosure of the Public Exchange Offer.

On March 4, 2011, the parties to the Shareholder Litigation entered into a memorandum of understanding (the MOU) that outlined the material terms of a proposed settlement of the Shareholder Litigation. Under the terms of the MOU, we agreed to extend the expiration of the Public Exchange Offer and further agreed that if, as a result of the Public Exchange Offer, we obtained ownership of at least 90% of the outstanding common stock of MedQuist Inc., we would conduct a short-form merger under applicable law to acquire the remaining shares of MedQuist Inc. common stock that we do not currently own at the same exchange ratio applicable under the Public Exchange Offer. MedQuist Inc. agreed to make certain supplemental disclosures concerning the Public Exchange Offer, which were contained in an amendment to Schedule 14D-9 that MedQuist Inc. filed with the SEC on March 7, 2011. We also agreed to use our best efforts to finalize a Stipulation of Settlement (the Settlement Stipulation) and present it to the Court for preliminary approval within thirty days of the date of the MOU.
On April 1, 2011, the parties finalized the Settlement Stipulation that contained all the terms of the parties' proposed settlement of the Shareholder Litigation. Among other things, the Settlement Stipulation recognized that, subject to court approval, a non-opt out settlement class would be certified consisting of all holders of MedQuist Inc.'s common stock, except the defendants and their immediate families and their affiliates (the Class). The Settlement Stipulation acknowledged that updated disclosures were made with respect to the Public Exchange Offer and that the Public Exchange Offer expiration date was extended until March 11, 2011. The Settlement Stipulation also memorialized the parties' agreement that, following Court approval, we would conduct a short-form merger to acquire the remaining shares of MedQuist Inc. common stock at the same exchange ratio applicable under the Public Exchange Offer.
On April 19, 2011, the Court held a hearing to review the Settlement Stipulation and determine whether to preliminarily approve the settlement. On this same date, the Court entered a preliminary approval order (the Preliminary Approval Order) that, among other things, certified the Class for settlement purposes, set deadlines for providing notice of the settlement to Class members, and scheduled June 17, 2011 as the return date for a fairness hearing to determine final approval of the settlement. The Preliminary Approval Order also set May 27, 2011, as the deadline for the filing of a motion for final approval of the settlement, and June 3, 2011, as the deadline for any Class members to file objections to the settlement. The settlement will not become final until the Court determines, following a hearing, that the terms of the settlement are fair, reasonable and adequate, and in the best interests of the Settlement Class.
SEC Investigation of Former Officer
With respect to MedQuist Inc.'s historical billing practices, the SEC pursued civil litigation against MedQuist Inc.'s former chief financial officer, whose employment ended in July 2004. Pursuant to its bylaws, MedQuist Inc. had been providing indemnification for the legal fees for its former chief financial officer. In February 2011 MedQuist Inc. reached a settlement under which its former chief financial officer released MedQuist Inc. from its indemnification obligations to him upon his settlement of the litigation with the SEC and MedQuist Inc.'s payment to him of a negotiated amount. The former chief financial officer settled the SEC litigation and MedQuist Inc. made its settlement payment to him in May 2011. This settles the last remaining contingency related to the MedQuist Inc. billing practices.
Item 1A. Risk Factors
There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in the 2010 Form 10-K . You should carefully consider the risks described in our 2010 Form 10-K which could materially affect our business, financial condition or future results. The risks described in our 2010 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 11, 2011, pursuant to an exemption from registration provided under Section 4(2) of the Securities Act, we exchanged 4.8 million shares of our common stock in exchange for 4.8 million shares of MedQuist Inc.'s common stock pursuant to an exchange agreement with certain of MedQuist Inc.'s noncontrolling shareholders. No underwriters were involved in the exchange and the certificates representing our common stock contain legends restricting the transfer of the securities without registration under the Securities Act or an applicable exemption from registration. We did not receive any proceeds in connection with this exchange.

Item 3. Defaults Upon Senior Securities
None.

Item 5. Other Information

None.
Item 6. Exhibits
(a) Exhibits

No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDQUIST HOLDINGS INC.
Date:	May 16, 2011	/s/ Peter L. Masanotti
Peter Masanotti
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 16, 2011	/s/ Anthony D. James
Anthony James
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002