Form 10-Q
period 2011-06-30
MedQuist Holdings Inc.
filed 2011-08-16
CIK 1441567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of registrant’s shares of common stock outstanding as of August 9, 2011 was 49,168,000.

MEDQUIST HOLDINGS INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MedQuist Holdings Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011		2010
Net revenues	$108,439	$108,505	$219,675		$193,592
Cost of revenues	65,151	70,335	130,637		124,950
Gross profit	43,288	38,170	89,038		68,642
Operating costs and expenses:
Selling, general and administrative	13,991	15,619	30,267		30,099
Research and development	2,190	3,312	4,892		5,593
Depreciation and amortization	8,879	8,481	17,297		14,620
Cost (benefit) of legal proceedings, settlements and accommodations	581	1,109	(6,932)		2,152
Acquisition and restructuring	4,391	6,027	11,269		7,011
Total operating costs and expenses	30,032	34,548	56,793		59,475
Operating income	13,256	3,622	32,245		9,167
Equity in income of affiliated company	—	32	—		546
Other income (expense)	(3)	1	7		78
Interest expense, net	(6,961)	(5,437)	(13,998)		(7,306)
Income (loss) from continuing operations before income taxes and noncontrolling interests	6,292	(1,782)	18,254		2,485
Income tax provision (benefit)	886	(362)	2,030		(382)
Net income (loss) from continuing operations	$5,406	$(1,420)	$16,224		$2,867
Income from discontinued operations, net of tax	—	153	—	—	183
Net income (loss)	5,406	(1,267)	16,224		3,050
Less: Net income attributable to noncontrolling interests	(271)	(268)	(1,777)		(2,497)
Net income (loss) attributable to MedQuist Holdings Inc.	$5,135	$(1,535)	$14,447		$553
Net income (loss) per common share from continuing operations			—
Basic	$0.11	$(0.06)	$0.17		$(0.03)
Diluted	$0.11	$(0.06)	$0.17		$(0.03)
Net income per common share from discontinued operations
Basic	$—	$—	$—		$0.01
Diluted	$—	$—	$—		$0.01
Net income (loss) per common share attributable to MedQuist Holdings Inc.
Basic	$0.11	$(0.06)	$0.17		$(0.02)
Diluted	$0.11	$(0.06)	$0.17		$(0.02)
Weighted average shares outstanding:
Basic	49,168	35,078	45,128		35,046
Diluted	50,559	35,078	46,410		35,046
The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Holdings Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands except par value)
Unaudited

	June 30, 2011		December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$60,801		$66,779
Accounts receivable, net of allowance of $1,707 and $1,466, respectively	74,025		82,038
Other current assets	24,900		23,706
Total current assets	159,726		172,523
Property and equipment, net	21,984		23,018
Goodwill	90,328		90,268
Other intangible assets, net	102,552		107,962
Deferred income taxes	7,089		6,896
Other assets	17,400		14,212
Total assets	$399,079		$414,879

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$12,025		$27,817
Accounts payable	14,921		11,358
Accrued expenses	29,663		36,917
Accrued compensation	9,731		16,911
Related party payable	4,000		—
Deferred revenue	8,553		10,570
Total current liabilities	78,893		103,573
Long-term debt	257,807		266,677
Deferred income taxes	5,666		4,221
Related party payable, non-current	—		3,537
Other non-current liabilities	2,658		2,360
Total liabilities	345,024		380,368

Commitments and Contingencies (Note 11)
Total Equity		—
Preferred stock - $0.10 par value; authorized 25,000 shares; none issued or outstanding	—		—
Common stock - $0.10 par value; authorized 300,000 shares; 49,168 and 35,158 shares issued and outstanding, respectively	4,917		3,516
Additional paid-in-capital	142,336		148,265
Accumulated deficit	(92,732)		(107,179)
Accumulated other comprehensive loss	(139)		(663)
Total MedQuist Holdings Inc. stockholders' equity	54,382		43,939
Noncontrolling interests	(327)		(9,428)
Total equity	54,055		34,511

Total liabilities and equity	$399,079		$414,879
The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Holdings Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Six months ended June 30,
	2011	2010
Operating activities:
Net income	$16,224	$3,050
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,297	15,068
Equity in income of affiliated company	—	(546)
Deferred income taxes	1,472	205
Share based compensation	1,230	322
Provision for doubtful accounts	220	1,085
Non-cash interest expense	1,572	—
Other	(608)	(555)
Changes in operating assets and liabilities:
Accounts receivable	6,206	1,741
Other current assets	(4,658)	(4,064)
Other non-current assets	(5,024)	918
Accounts payable	(665)	(5,379)
Accrued expenses and other current liabilities	(1,549)	(382)
Accrued compensation	(7,141)	(151)
Deferred revenue	(2,017)	(994)
Other non-current liabilities	396	3,438
Net cash provided by operating activities	22,955	13,756
Investing activities:
Purchase of property and equipment	(5,368)	(3,129)
Purchases of capitalized intangible assets	(5,564)	(3,584)
Payments for acquisitions and interests in affiliates, net of cash acquired	—	(98,310)
Net cash used in investing activities	(10,932)	(105,023)
Financing activities:
Proceeds from debt	2,113	107,216
Repayment of debt	(27,092)	(16,519)
Debt issuance costs	—	(6,070)
Net proceeds from issuance of common stock	6,781	—
Net cash (used in) provided by financing activities	(18,198)	84,627

Effect of exchange rate changes	197	(536)
Net decrease in cash and cash equivalents	(5,978)	(7,176)
Cash and cash equivalents — beginning of period	66,779	29,633
Cash and cash equivalents — end of period	$60,801	$22,457
The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
1. Basis of Presentation
The consolidated financial statements and footnotes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations although we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of MedQuist Holdings Inc. and its subsidiaries (the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of our results of operations, financial position and cash flows. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-Q should be read in conjunction with our 2010 Annual Report on Form 10-K for the year ended December 31, 2010 (the "2010 Form 10-K") filed with the Securities and Exchange Commission ("SEC") on March 16, 2011.

U.S. Initial Public Offering

On January 27, 2011, we changed our name from CBaySystems Holdings Limited to MedQuist Holdings Inc. and re-domiciled from a British Virgin Islands company to a Delaware corporation and authorized 300.0 million shares of common stock at $0.10 par value per share and 25.0 million shares of preferred stock at $0.10 par value per share. In connection with our re-domiciliation, we adjusted the number of our shares outstanding through a reverse share split pursuant to which every 4.5 shares of our common stock outstanding prior to our re-domiciliation was converted into one share of our common stock upon our re-domiciliation. All shares of common stock and per share data included in the consolidated financial statements reflect the reverse stock split. Our re-domiciliation and reverse share split resulted in no change to our common stockholders' relative ownership interests in us.

In February 2011, we completed our U.S. initial public offering of common stock ("IPO") selling 3.0 million shares of our common stock and 1.5 million shares of our common stock owned by selling shareholders at an offer price of $8.00 per share, resulting in gross proceeds to us of $24.0 million and net proceeds to us after underwriting fees of $22.3 million. Our common stock is listed on The NASDAQ Global Market under the symbol “MEDH.”

Private Exchange

Certain of MedQuist Inc.'s noncontrolling stockholders entered into an exchange agreement with us (the "Exchange Agreement") whereby we issued 4.8 million shares of our common stock in exchange for their 4.8 million shares of MedQuist Inc. common stock. We refer to this transaction as the Private Exchange. The Private Exchange was completed on February 11, 2011 and increased our ownership in MedQuist Inc. from 69.5% to 82.2%.

Public Exchange Offer

In addition to the Private Exchange referred to above, in February 2011, we commenced our public exchange offer (the "Public Exchange Offer"), to those noncontrolling MedQuist Inc. stockholders who did not participate in the Private Exchange to exchange shares of our common stock for shares of MedQuist Inc. common stock. The Public Exchange Offer expired on March 11, 2011. We accepted for, and consummated the exchange of, all MedQuist Inc. shares of common stock that were validly tendered in the Public Exchange Offer. As a result of the Public Exchange Offer, we increased our ownership in MedQuist Inc. from 82.2% to approximately 97%. We issued 5.4 million shares of our common stock in exchange for 5.4 million shares of MedQuist Inc. common stock.

In accordance with the terms of the stipulation of settlement entered into in connection with the settlement of certain MedQuist Inc. shareholder litigation, the remaining approximately 3% issued and outstanding shares of MedQuist Inc. are expected to be exchanged on the same terms as the Public Exchange Offer in a short-form merger by the end of 2011 (the "Short Form Merger"); see note 11, Commitments and Contingencies, Shareholders Settlement. Prior to the Short Form Merger, we expect to conduct a second public exchange offer on the same terms as the Public Exchange Offer.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

Business Segment and Reporting Unit

We currently operate in one business segment and have one reporting unit, which is clinical documentation solutions for the healthcare industry. The Patient Financial Services ("PFS") business was sold on December 31, 2010 and results of the PFS business have been accounted for as discontinued operations for all periods presented.

Merger Agreement

Subsequent to our current reporting period, on July 11, 2011, we, two of our wholly-owned subsidiaries (the "Subs"), MultiModal Technologies, Inc., a Pennsylvania corporation ("MultiModal"), and Michael Finke, as the representative of MultiModal's shareholders, entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"). The Merger Agreement provides for our acquisition of MultiModal through a series of mergers between MultiModal and the Subs (the "Merger"). As a result of the Merger, MultiModal will become a direct wholly-owned subsidiary of the Company.
Pursuant to the Merger Agreement, on the closing date of the Merger, we will pay an aggregate of approximately $48.4 million in cash to MultiModal's shareholders and optionholders, with funding provided by our available cash and availability under our revolving credit facility. Additionally, we will issue an aggregate of 4,134,896 shares of our common stock to MultiModal's shareholders who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, subject to adjustments for working capital. We are also obligated to pay up to approximately $28.8 million of additional cash consideration in three installments of approximately $16.3 million, $4.8 million and $7.7 million, respectively, following the first, second and third anniversaries of the closing date of the Merger. The recipients of our common stock as merger consideration will have registration rights and will be subject to restrictions on trading as set forth in a Stockholders Agreement to be entered into as of the closing date of the Merger. Certain shareholders of MultiModal will also enter into restrictive covenant agreements as of the closing of the Merger, which will prohibit them from, among other things, competing against us for five years after the closing of the Merger. On the closing date of the Merger, we will also grant to certain of MultiModal's employees that become our employees up to $10 million of restricted shares of our common stock.
The Merger Agreement contains customary representations, warranties and covenants by MultiModal and us. MultiModal has agreed, among other things, to generally conduct its business in the ordinary course until the closing of the Merger and not to solicit competing transactions. Each of the parties to the Merger Agreement covenants to use commercially reasonable efforts to cause the Merger to be consummated.
The Merger Agreement has been approved by our and MultiModal's boards of directors, as well as all of MultiModal's shareholders. The closing of the Merger is subject to certain customary conditions, including receipt of applicable antitrust approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger is expected to close in the third quarter of 2011. The Merger Agreement also contains certain termination rights for both us and MultiModal and further provides that, upon termination of the Merger Agreement under certain circumstances, we would be obligated to pay MultiModal a termination fee of $13 million.
The merger is expected to provide us ownership of speech and natural language understanding technologies, facilitate consolidation to a single speech recognition platform, provide a broader product offering to local and regional transcription partners and leverage MultiModal's cloud based services to enhance gross margins.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

2. Acquisition of Spheris
On April 22, 2010, we completed the acquisition of substantially all of the assets of Spheris Inc. ("Spheris") and certain of its affiliates. This acquisition provided substantial incremental volume growth and also provided opportunities for operating efficiencies and operating margin expansion. Costs incurred for the acquisition and direct integration costs are included in the line item Acquisition and restructuring on the accompanying Consolidated Statements of Operations. The acquisition was funded from the proceeds of credit facilities entered into in connection with the acquisition.
The following unaudited pro forma summary presents the consolidated information of the Company as if the business combination had occurred at the beginning of the first quarter of 2010.

	Pro Forma Three Months Ended June 30, 2010	Pro Forma Six Months Ended June 30, 2010
Net revenues	$116,698	$236,963
Net income	$1,021	$4,033
Net income per share attributable to MedQuist Holdings (Basic)	$0.01	$0.08
Net income per share attributable to MedQuist Holdings (Diluted)	$0.01	$0.08

These amounts have been calculated after applying our accounting policies and adjusting the results of Spheris to reflect the additional amortization of intangibles that would have been charged assuming the fair value adjustments to intangible assets had been applied from the beginning of the annual period being reported on, and the additional interest expense assuming the acquisition related debt had been incurred at the beginning of the period being reported on, excluding the acquisition costs, and including the related tax effects. Impacts of integration-related charges have been excluded from the amounts above. Additionally, the pro forma revenue amounts reflect only recognized revenues of the acquired business, but do not reflect the impacts of losses known at the time of close of the transaction that impacted the actual results in subsequent periods.
3. Debt
Debt consisted of the following:

	June 30, 2011	December 31, 2010
Senior Secured Credit Facility consisting of:
Term loan	$175,000	$200,000
Revolving credit facility	—	—
Senior Subordinated Notes	85,000	85,000
All other	9,832	9,494
	269,832	294,494
Less: Current maturities	(12,025)	(27,817)
Total long-term debt	$257,807	$266,677
In January 2011, we made an optional prepayment of $20.0 million in addition to the $5.0 million due under the Senior Secured Credit Facility. No additional principal payments are required in 2011 under the Senior Secured Credit Facility. In January 2011, as required under our Senior Secured Credit Facility, we entered into Interest Rate Cap Contracts (for $60.0 million notional amounts which will amortize over time) to limit the risk of increase for fluctuation in interest rates. The interest rates on the term loan and the Senior Subordinated Notes were 7.25% and 13.0%, respectively, on June 30, 2011.
As of June 30, 2011, we were in compliance with the covenants of the Senior Secured Credit Facility and the Senior Subordinated Notes.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

4. Transfers From Noncontrolling Interests

On February 11, 2011, the Private Exchange was completed which increased our ownership interest in MedQuist Inc. to 82.2%.
Upon expiration of the Public Exchange Offer on March 11, 2011, we increased our ownership in MedQuist Inc. to approximately 97%. These exchanges resulted in the reclassification of $7.4 million from noncontrolling interest to common stock and additional paid-in-capital.

In accordance with the terms of a Stipulation of Settlement entered into in connection with the settlement of certain MedQuist Inc. shareholder litigation, the remaining issued and outstanding shares of MedQuist Inc. not already owned by us are to be exchanged in the Short Form Merger that is expected to be completed by the end of 2011. Prior to the Short Form Merger, we expect to conduct a second public exchange offer on the same terms as the Public Exchange Offer.
5. Comprehensive Income (Loss)
Comprehensive income (loss) was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$5,135	$(1,535)	$14,447	$553
Foreign currency translation adjustment	590	(674)	524	(675)
Comprehensive income (loss)	$5,725	$(2,209)	$14,971	$(122)
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

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

The following table reflects the weighted average shares outstanding used to compute basic and diluted net income (loss) per share:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to MedQuist Holdings	$5,135	$(1,535)	$14,447	$553
Less: amount attributable to former principal shareholders	400	(688)	(6,619)	(1,375)
Net income (loss) available for common shareholders	$5,535	$(2,223)	$7,828	$(822)
Income from discontinued operations	$—	$153	$—	$183
Weighted average shares outstanding
Basic	49,168	35,078	45,128	35,046
Effect of dilutive stock	1,391	—	1,282	—
Diluted	50,559	35,078	46,410	35,046
Net income (loss) per share from continuing operations
Basic	$0.11	$(0.06)	$0.17	$(0.03)
Diluted	$0.11	$(0.06)	$0.17	$(0.03)
Net income per common share from discontinued operations
Basic	$—	$—	$—	$0.01
Diluted	$—	$—	$—	$0.01
Net income (loss) per common share attributable to MedQuist Holdings
Basic	$0.11	$(0.06)	$0.17	$(0.02)
Diluted	$0.11	$(0.06)	$0.17	$(0.02)
The computation of diluted net income per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net income per share. Potentially dilutive shares having an anti-dilutive effect on net income per share and, therefore, excluded from the calculation of diluted net income per share, totaled 14,221 and 13,880 shares for the three months and six months ended June 30, 2010, respectively. The net income for the purpose of the basic income per share is adjusted for the amounts payable to a former principal shareholders under the terminated management services agreement discussed in Note 11, Commitments and Contingencies. The calculation of shares outstanding reflect the weighted average share counts during the applicable periods. However, they do not consider the additional shares of remaining noncontrolling shareholders of MedQuist Inc. A fully-diluted pro forma share count considering the additional shares would result in different per share amounts than reflected in the computations above.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

7. Equity

The following table reconciles equity from December 31, 2010 to June 30, 2011.

Underwriter costs incurred for the IPO have been treated as a reduction of the proceeds and are included as a reduction of additional paid-in-capital. All other direct incremental costs incurred in connection with the IPO, Private Exchange, the Public Exchange Offer, the second public exchange offer and the Short Form Merger also have been treated as a reduction of additional paid-in-capital.

See Note 11, Commitments and Contingencies, affiliates of the Company's former principal shareholder (related party), for a discussion of the amounts accrued for former principal stockholders in February 2011 due to the change in control, and a discussion of the shares issued to a former principal stockholder to settle a portion of the liability by issuance of common stock.

	Common Stock
	Shares	Amount	Additional paid-in-capital	Accumulated deficit	Comprehensive income	Accumulated other Comprehensive loss	Non-controlling interests	Total Equity
Balance, December 31, 2010	35,158	$3,516	$148,265	$(107,179)	$—	$(663)	$(9,428)	$34,511
Issuance of common stock at $8.00 per share	3,000	300	23,700	—	—	—	—	24,000
Common stock offering costs	—	—	(9,336)	—	—	—	—	(9,336)
Issuance of common stock under the Private Exchange and the Public Exchange Offer	10,240	1,024	(8,397)	—	—	—	7,373	—
Private Exchange and Public Exchange Offer costs	—	—	(12,586)	—	—	—	—	(12,586)
Shares issued to former principal stockholder to settle obligation	770	77	6,079	—	—	—	—	6,156
Accrued amounts due to former principal stockholders	—	—	(6,619)	—	—	—	—	(6,619)
Share based compensation	—	—	1,230	—	—	—	20	1,250
Components of comprehensive income:
Net income	—	—	—	14,447	14,447	—	1,777	16,224
Foreign currency translation adjustments	—	—	—	—	524	524	(69)	455
Total comprehensive income	—	—	—	—	$14,971	—	—	—
Balance June 30, 2011	49,168	$4,917	$142,336	$(92,732)		$(139)	$(327)	$54,055

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

8. Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2011	December 31, 2010
Customer accommodations	$729	$10,387
Accrued taxes	6,588	5,422
Accrued interest	5,507	5,593
Restructure liability	5,830	2,245
Other (no item exceeds 5% of current liabilities)	11,009	13,270
Total accrued expenses	$29,663	$36,917
2011 Restructuring Plan
On March 31, 2011, the board of directors adopted a restructuring plan to complete the integration of its acquired Spheris operations into MedQuist Inc. and to integrate MedQuist Inc. with MedQuist Holdings ("2011 Restructuring Plan"). We recorded a charge of $1.5 million in the six months ended June 30, 2011 representing future lease payments on MedQuist Inc.'s former corporate headquarters in Mt. Laurel, New Jersey and former data center in Sterling, Virginia, net of estimated sublease rentals. The future minimum lease payments on the Mt. Laurel facility total $2.5 million. The commencement of the integration of MedQuist Inc. and MedQuist Holdings resulted in a charge of $5.9 million primarily consisting of severance costs of $4.3 million and non-cash stock compensation costs of approximately $0.8 million associated with the acceleration of stock option vesting and the extension of the stock option exercise period for terminated employees. The 2011 Restructuring Plan will be implemented throughout 2011 and may result in additional charges incurred later in 2011. We expect the majority of the remaining balance to be paid in 2011 and 2012.

The Company expects that restructuring activities may continue in 2011, as management identifies opportunities for synergies resulting from integration of MedQuist Inc. with MedQuist Holdings, including the elimination of redundant functions as the Company may complete other acquisitions. No other restructuring plan has a material impact on our balance sheets, results of operations or cash flows.

The table below reflects the financial statement activity related to the 2011 Restructuring Plan:

Six Months ended June 30, 2011
Beginning balance	$—
Charge	7,433
Non-cash use for share based compensation	(807)
Cash paid	(2,146)
Ending balance	$4,480

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

2010 Restructuring Plan
Management’s 2010 cost reduction initiatives, including process improvement, combined with the acquisition of Spheris, resulted in a restructuring plan ("2010 Restructuring Plan") involving staff reductions and other actions designed to maximize operating efficiencies.
The table below reflects the financial statement activity related to the 2010 Restructuring Plan:

Six Months ended June 30, 2011
Beginning balance	$2,071
Charge	—
Cash paid	(721)
Ending balance	$1,350
Total Restructuring charges were $2.0 million, $7.4 million, $0.9 million and $1.0 million for the three months and six months ended June 30, 2011 and 2010, respectively. The Company also incurred $2.4 million, $3.9 million, $5.1 million and $6.0 million of acquisition and integration-related charges for the three and six months ended June 30, 2011 and 2010, respectively. Acquisition and integration-related charges represent amounts related to integration of the acquired Spheris business, as well as charges related to other acquisitions. We expect the remaining balance to be paid in 2011.
9. Cost (Benefit) of Legal Proceedings, Settlements and Accommodations
The following is a summary of the amounts recorded as Cost (benefit) of legal proceedings, settlements and accommodations in the accompanying Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Legal fees and settlements	$581	$1,109	$2,726	$2,152
Accommodation reversal	—	—	(9,658)	—
Total	$581	$1,109	$(6,932)	$2,152

The amounts included in legal fees and settlements for the six months ended June 30, 2011 include the settlement with the former chief financial officer of MedQuist Inc. of indemnification claims with the former chief financial officer which will reduce legal fees MedQuist Inc. would otherwise be required to pay pursuant to the indemnification obligations under the MedQuist Inc. bylaws, and the legal fees incurred in connection with the settlement of Shareholder Litigation (See Note 11, Commitments and Contingencies).

In November 2003, one of MedQuist Inc.'s employees raised allegations that it had engaged in improper billing practices. In response, the MedQuist Inc. board of directors undertook an independent review of these allegations ("Review"). In response to our customers’ concern over the public disclosure of certain findings from the Review, MedQuist Inc. made the decision in the fourth quarter of 2005 to take action to try to avoid litigation and preserve and solidify its customer business relationships by offering a financial accommodation to certain of its customers.

In connection with the decision to offer financial accommodations to certain of its customers ("Accommodation Customers"),
MedQuist Inc. analyzed its historical billing information and the available report-level data to develop individualized accommodation offers to be made to Accommodation Customers ("Accommodation Analysis"). Based on the Accommodation
Analysis, the MedQuist Inc. board of directors authorized management to make cash or credit accommodation offers to
Accommodation Customers in the aggregate amount of $75.8 million ("Customer Accommodation Program"). By accepting the accommodation offer, the customer agreed, among other things, to release MedQuist Inc. from any and all claims and liability regarding the billing related issues. On March 31, 2011, the MedQuist Inc. board of directors terminated the Customer
Accommodation Program. As a result, any amounts that had not been offered to customers were reversed.

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
We expect that our consolidated income tax expense for the year ended December 31, 2011, similar to the year ended December 31, 2010, will consist principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable year as well as state and foreign income taxes. We regularly assess the future realization of deferred taxes and whether the valuation allowance against the majority of domestic deferred tax assets is still warranted. To the extent sufficient positive evidence, including past results and future projections, exists to benefit all or part of these benefits, the valuation allowance will be adjusted accordingly. It is reasonably possible that some or all of the valuation allowance could be adjusted within the next year. The tax benefit for the three months ended June 30, 2011 includes the reversal of approximately $0.5 million from our accrual for various state uncertain tax positions as a result of filing voluntary disclosure agreements with state jurisdictions.
In January 2011, we re-domiciled from a British Virgin Island company to a Delaware corporation. Accordingly, domestic income taxes now refers to income taxes recorded on operations in the United States.
11. Commitments and Contingencies

Affiliates of the Company's Former Principal Shareholders (Related Party)

Pursuant to an agreement entered into on August 19, 2008, the Company was obligated to pay S.A.C. PEI CB Investment II, LLC ("SAC CBI II") and Lehman Brothers Commercial Corporation Asia ("LBCCA"), an annual fixed amount of $1.9 million and $0.9 million, respectively, in cash or shares of the Company's common stock at the Company's election, in return for financial, managerial and operational advice. The payment provision of the agreement had a five-year term that was scheduled to expire in August 18, 2013. The agreement stipulated that the annual amount was payable regardless of whether any services were rendered by SAC CBI II or LBCCA. Under the agreement, the Company was committed to pay for the remaining unexpired term at termination of the agreement or upon a change in control, with the payment amount determined as follows: the sum of the present value (using the discount rate equal to the yield on U.S. Treasury securities of like maturity) of the annual amounts that would have been payable with respect to the period from the date of such change of control or termination, as applicable through scheduled expiration date. The change in control occurred and the agreement terminated as a result of the consummation of our IPO and the Private Exchange. As a result, 770 thousand shares of common stock valued at $6.2 million were issued in March 2011 to satisfy the obligation to SAC CBI II.

Provisional liquidators were appointed in respect of LBCCA in September 2008, and the Company challenged LBCCA's entitlement to amounts under the agreement. On April 27, 2011, the provisional liquidators filed a lawsuit against the Company on behalf of LBCCA in the Southern District of New York seeking payments under the agreement. On July 21, 2011, the Company reached a settlement and paid $4.0 million to LBCCA .

According to the terms of the agreement, the Company recorded $6.6 million and $1.4 million of charges to additional paid-in-capital during the six months ended June 30, 2011 and 2010, respectively. Additionally, amounts payable under the agreement of $4.0 million and $3.5 million at June 30, 2011 and December 31, 2010, respectively, were reflected as a related party payable, in the accompanying Consolidated Balance Sheets.

Shareholder Settlement

On February 8, 2011 and February 10, 2011, two of MedQuist Inc.'s minority shareholders filed class action complaints in the Superior Court of New Jersey, Burlington County, Chancery Division, (the "Court") against MedQuist Inc., the individual members on MedQuist Inc.'s board of directors and us, in a matter entitled in Re: MedQuist Shareholder Litigation (the "Shareholder Litigation"). Plaintiffs alleged that the defendants breached certain fiduciary duties they owed to minority shareholders of MedQuist Inc. in connection with the structuring and disclosure of the Public Exchange Offer.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

On March 4, 2011, the parties to the Shareholder Litigation entered into a memorandum of understanding (the "MOU") that outlined the material terms of a proposed settlement of the Shareholder Litigation. Under the terms of the MOU, we agreed to extend the expiration of the Public Exchange Offer and further agreed that if, as a result of the Public Exchange Offer, we obtained ownership of at least 90% of the outstanding common stock of MedQuist Inc., we would conduct the Short Form Merger under applicable law to acquire the remaining shares of MedQuist Inc. common stock that we do not currently own at the same exchange ratio applicable under the Public Exchange Offer. MedQuist Inc. agreed to make certain supplemental disclosures concerning the Public Exchange Offer, which were contained in an amendment to Schedule 14D-9 that MedQuist Inc. filed with the SEC on March 7, 2011. We also agreed to use our best efforts to finalize a stipulation of settlement (the "Stipulation of Settlement") and present it to the Court for preliminary approval within thirty days of the date of the MOU.

On April 1, 2011, the parties executed the Stipulation of Settlement that memorialized the terms of the settlement outlined in the MOU. On this same date, plaintiffs' counsel filed with the Clerk of the Court a Motion for Preliminary Approval of the Proposed Stipulation of Settlement. The Motion asked the Court to, among other things, (a) hold a hearing to address preliminary approval of the Stipulation of Settlement, (b) certify a class, for purposes of effectuating the Stipulation of Settlement only, of all MedQuist Inc.'s shareholders (except the named defendants and their families and affiliates) as of and including the date of the closing of the Short Form Merger contemplated under the Stipulation of Settlement, and (c) schedule a final hearing within 60 days to determine whether the Stipulation of Settlement is reasonable and fair and should receive final approval.

The Court held a preliminary approval hearing on April 19, 2011 and entered an Order preliminarily approving the settlement and setting a final approval hearing for June 17, 2011 (the "Preliminary Approval Order"). The Preliminary Approval Order also required MedQuist Inc. to provide mail and publication notice of the proposed settlement to all shareholders of recorded and established deadlines for objections to the settlement and for filing briefs in support and in opposition to the settlement.

On June 17, 2011, following mail and publication notice to MedQuist Inc.'s shareholders, the Court held a fairness hearing on the settlement. On this date, the Court entered an Order and Final Judgment (the "Final Judgment") that, among other things, (a) certified the settlement class consisting of all MedQuist Inc.'s shareholders (except the named defendants and their families and affiliates) as of and including the date of the closing of the Short Form Merger contemplated under the Stipulation of Settlement (the "Settlement Class"), (b) found the terms set forth in the Stipulation of Settlement to be fair and reasonable and in the best interests of the Settlement Class, and (c) approved the application for attorney's fees and costs and awarded plaintiffs' counsel $400 which was recorded in Cost (benefit) of legal proceedings, settlements and accommodations for the six months ended June 30, 2011, and in accrued expenses as of June 30, 2011. The final judgment also dismissed the case with prejudice.

Agreement with Nuance Communications, Inc.

On June 30, 2011, MedQuist Inc. and Nuance Communications, Inc., ("Nuance"), entered into an agreement whereby MedQuist Inc. agreed to pay Nuance an agreed upon amount in full satisfaction of MedQuist Inc.'s license fee obligations with respect to certain products through June 30, 2015. MedQuist Inc. also agreed to pay Nuance for one year of maintenance services to be provided by Nuance to MedQuist with respect to the licensed products.  The maintenance services will automatically renew for successive one-year terms unless canceled in writing by MedQuist Inc. prior the annual renewal date or the underlying agreement expires.  The first installment due under the agreement was paid on June 30, 2011, and is classified in both other current assets and other assets in the accompanying Consolidated Balance Sheets. MedQuist Inc. is obligated to pay additional installments during the third quarter of 2011.

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

12. Fair Value Measurements
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
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Derivative Financial Instruments
The Company uses interest rate cap contracts to manage its interest rate risk. As of June 30, 2011, the Company has interest rate cap contracts for $60.0 million in notional amounts, which amortize over time and expire in January 2013, to the limit the risk of increase of fluctuation in interest rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps.  The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements.

The Company also uses foreign exchange forward contracts to manage its foreign exchange risk.   As of June 30, 2011, the Company has foreign exchange forward cover contracts for $49.0 million of notional amounts which expire through June 2012, to limit the risk of fluctuation in foreign exchange rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including foreign exchange forward rates and implied volatilities.  To comply with the provisions of FASB ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. However, as of June 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the Company has determined that its valuations for the foreign currency exchange contracts in their entirety are classified in Level 2 of the fair value hierarchy.

The Company's assets measured at fair value on a recurring basis were as follows:

Balance at June 30, 2011
Interest rate agreements	$14
Foreign currency derivatives	$932

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

These contracts are not designated for hedge accounting treatment and therefore, the Company records the fair value of these agreements as an asset or liability and the change in fair value at each reporting period as an adjustment in the Consolidated Statements of Operations. The interest rate derivatives are classified in other assets, and gains and losses are recorded in Interest expense, net. Foreign currency derivatives are classified in other current assets, and gains and losses are recorded in the Consolidated Statements of Operations, cost of revenues and selling, general and administrative allocated based on the costs incurred.
13. Subsequent events
Termination of MedQuist Inc. Long Term Incentive Plan
In connection with the termination of the MedQuist Inc. Long Term Incentive Plan, on July 11, 2011 the Company granted restricted stock awards under the MedQuist Holdings Inc. 2010 Equity Incentive Plan to members of the Company's management. All of the restricted stock awards granted vest ratably every calendar quarter over three years. At the date of the grant, 1/12th of the grant was immediately vested. The shares of restricted stock become fully vested and non-forfeitable on a termination without "cause" or a voluntary departure for “good reason” (as each term is defined in the restricted stock award agreement).
Appointment of Executive Chairman and Chief Executive Officer
On July 11, 2011, the Company's Board of Directors appointed Roger L. Davenport to the position of Chairman and Chief Executive Officer ("CEO"), effective July 11, 2011, and the MedQuist Inc. of Directors appointed Mr. Davenport to the position of Chairman and CEO of MedQuist Inc., also effective July 11, 2011.
The Company and Mr. Davenport have entered into an employment agreement dated July 11, 2011 (the "Employment Agreement"). Under the Employment Agreement, Mr. Davenport will serve as Chairman and CEO through July 31, 2014. Thereafter, the term of his employment will automatically renew for successive one-year periods, unless either party elects not to renew the term.
In connection with the commencement of his employment, the Company granted Mr. Davenport 250,000 restricted shares of the Company's common stock pursuant to a Restricted Stock Award Agreement dated July 11, 2011 (the "Restricted Stock Agreement"), which shares will vest one-third on the first anniversary of the grant, and will vest one-sixth on each of the 18-month, 24-month, 30-month and 36-month anniversaries of the grant date, provided he remains continuously employed through that date and subject to full acceleration upon termination without cause, resignation with good reason or change in control of the Company.
As previously announced, Robert Aquilina, the Company's former Executive Chairman, separated employment with the Company effective on the close of business on June 30, 2011; Mr. Aquilina continues to serve as a member of the Company's Board of Directors. In addition, Mr. Aquilina, MedQuist Inc.'s former Chairman of the Board of Directors, resigned from the MedQuist Inc. Board of Directors effective July 11, 2011.
As previously announced, Peter Masanotti, the former President and Chief Executive Officer of the Company and MedQuist Inc., separated employment with the Company and MedQuist Inc., effective as of the close of business on July 11, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as "projects," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," "would," "could," "will," "opportunity," "potential" or "may," variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include (a) the risk factors set forth in the in our Annual Report on Form 10-K for the year ended December 31, 2010 ("2010 Form 10-K") and (b) the risk that the merger with MultiModal is not consummated. These and other risks and uncertainties that could affect our actual results are discussed in this report and in our other filings with the SEC.

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

Customer Accommodation Program
In response to customers’ concerns regarding historical billing matters, MedQuist Inc. established a plan to offer financial accommodations to certain of its customers during 2005 and 2006 and recorded the related liability. Since 2008, MedQuist Inc. has not made additional offers. In March 2011, the Board of Directors of MedQuist Inc. terminated the Customer Accommodation Program. As a result, any amounts that had not been offered to customers were reversed.

Executive Overview
We are a leading provider of integrated clinical documentation solutions for the U.S. healthcare system. Our end-to-end solutions convert physicians’ dictation of patient interactions, or the physician narrative, into a high quality and customized electronic record. These solutions integrate technologies and services for voice capture and transmission, automated speech recognition ("ASR"), medical transcription and editing, workflow automation, and document management and distribution to deliver a complete managed service for our customers. Our solutions enable hospitals, clinics, and physician practices to improve the quality of clinical data as well as accelerate and automate the documentation process, and we believe our solutions improve physician productivity and satisfaction, enhance revenue cycle performance, and facilitate the adoption and meaningful use of electronic health records.

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

Operating Improvements

Cost of revenues on a per unit basis has declined versus the prior year period due to the increased percentage of volume produced offshore and the increased utilization of ASR technology, as well as reductions of support staff headcount as we shift volume to India in order to further reduce operating costs. We have increased our offshore production volumes to 42% and 42% for the six and three months ended June 30, 2011 as compared to 40% and 39% for the same periods in 2010. Our use of ASR technology has increased to 74% for the three months ended June 30, 2011, compared to 62% for the same period in 2010. For the six months ended June 30, 2011, our use of ASR technology was 73%, compared to 60% for the same period in 2010. As we continue to increase the use of ASR technology and move volume offshore, we expect to continue to reduce costs. Some of our contracts specify lower prices for work performed offshore or using speech recognition technology. Therefore, our operating income will not increase by the full amount of the savings we realize.

Adjusted EBITDA

Adjusted EBITDA increased to $55.2 million and $27.7 million or 25.1% and 25.6% of net revenues, for the first six months and three months of 2011, respectively compared with $33.3 million and $19.4 million, or 17.2% and 17.9% of net revenues, for the same periods last year. The increase in Adjusted EBITDA is the result of higher utilization of offshore resources and ASR technologies, as well as increased volumes resulting from the acquisition of Spheris and related synergies. Adjusted EBITDA is a non-GAAP financial measure. See section "Non-GAAP Financial Measure - Adjusted EBITDA" below for further discussion of this financial measure.

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

Private Exchange

Certain of MedQuist Inc.'s noncontrolling stockholders entered into an exchange agreement with us, (the "Exchange Agreement") whereby we issued 4.8 million shares of our common stock in exchange for their 4.8 million shares of MedQuist Inc. common stock. We refer to this transaction as the Private Exchange. The Private Exchange was completed on February 11, 2011 and increased our ownership in MedQuist Inc. from 69.5% to 82.2%.

Public Exchange Offer

In addition to the Private Exchange referred to above, in February 2011, we commenced our public exchange offer, (the "Public Exchange Offer") to those noncontrolling MedQuist Inc. stockholders who did not participate in the Private Exchange to exchange shares of our common stock for shares of MedQuist Inc. common stock. The Public Exchange Offer expired on March 11, 2011. We accepted for, and consummated the exchange of, all MedQuist Inc. shares of common stock that were validly tendered in the Public Exchange Offer. As a result of the Public Exchange Offer, we increased our ownership in MedQuist Inc. from 82.2% to approximately 97%. We issued 5.4 million shares of our common stock in exchange for 5.4 million shares of MedQuist Inc. common stock.

In accordance with the terms of the stipulation of settlement entered into in connection with the settlement of certain MedQuist Inc. shareholder litigation, the remaining approximately 3% issued and outstanding shares of MedQuist Inc. are expected to be exchanged on the same terms as the Public Exchange Offer in a second public exchange offer before the Short Form Merger, both of which will occur by the end of 2011.

Consolidated Results of Operations
The following tables set forth our consolidated results of operations for the three months ended June 30, 2011 and 2010:

MedQuist Holdings Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended June 30,
	2011		2010			Change in
		% of Net		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Net revenues	$108,439	100.0%	$108,505	100.0%	$(66)	—
Cost of revenues	65,151	60.1%	70,335	64.8%	(5,184)	(4.7)%
Gross profit	43,288	39.9%	38,170	35.2%	5,118	4.7%
Operating costs and expenses:
Selling, general and administrative	13,991	12.9%	15,619	14.4%	(1,628)	(1.5)%
Research and development	2,190	2.0%	3,312	3.1%	(1,122)	(1.0)%
Depreciation and amortization	8,879	8.2%	8,481	7.8%	398	0.4%
Cost of legal proceedings, settlements and accommodations	581	0.5%	1,109	1.0%	(528)	(0.5)%
Acquisition and restructuring	4,391	4.0%	6,027	5.6%	(1,636)	(1.5)%
Total operating costs and expenses	30,032	27.7%	34,548	31.8%	(4,516)	(4.1)%
Operating income	13,256	12.2%	3,622	3.3%	9,634	8.9%
Equity in income of affiliated company	—	—	32	—%	(32)	—%
Other income (expense)	(3)	—%	1	—%	(4)	—%
Interest expense, net	(6,961)	(6.4)%	(5,437)	(5.0)%	(1,524)	(1.4)%
Income (loss) from continuing operations before income taxes and noncontrolling interests	6,292	5.8%	(1,782)	(1.6)%	8,074	7.4%
Income tax provision (benefit)	886	0.8%	(362)	(0.3)%	1,248	1.2%
Net income (loss) from continuing operations	$5,406	5.0%	$(1,420)	(1.3)%	$6,826	6.3%
Income (loss) from discontinued operations	—	—	153	0.1%	(153)	(0.1)%
Net income (loss)	5,406	5.0%	(1,267)	(1.2)%	6,673	6.2%
Less: Net income attributable to noncontrolling interests	(271)	(0.2)%	(268)	(0.2)%	(3)	—%
Net income (loss) attributable to MedQuist Holdings Inc.	$5,135	4.7%	$(1,535)	(1.4)%	$6,670	6.2%

Net revenues
Net revenues were $108.4 million for the three months ended June 30, 2011, compared with $108.5 million for the three months ended June 30, 2010. The Spheris acquisition in April 2010 contributed $6.9 million of additional revenues during the three months ended June 30, 2011 arising from a full period consolidation, offset by decreases in price due to higher speech recognition and offshore volume.
Cost of revenues
Cost of revenues were $65.2 million for the three months ended June 30, 2011, compared with $70.3 million for the three months ended June 30, 2010. As a percentage of net revenues, cost of revenues decreased to 60.1% for the three months ended June 30, 2011 from 64.8% for the same period in 2010 primarily due to increased utilization of speech recognition technologies, increased utilization of offshore resources, and other operating cost reduction initiatives.
Selling, general and administrative
SG&A expenses were 12.9% of net revenues for the three month period ended June 30, 2011, compared to 14.4% for the same period in the prior year. The improvement versus prior year is due to the impact of synergies realized from the Spheris acquisition and other cost savings initiatives.
Research & development
R&D expenses as a percentage of net revenues were 2.0% for the three months ended June 30, 2011 and 3.1% for the three months ended June 30, 2010. This decrease was due to the impact of synergies realized from the Spheris acquisition and other cost saving initiatives.
Depreciation and amortization
Depreciation and amortization expense as a percentage of net revenues was 8.2% for the three months ended June 30, 2011, compared with 7.8% for the same period in 2010.
Cost of legal proceedings, settlements and accommodations
Cost of legal proceedings, settlements and accommodations were 0.5% of revenues for the three months ended June 30, 2011, compared to 1.0% for the same period in 2010.
Acquisition and restructuring
We incurred acquisition and restructuring charges of $4.4 million for the three months ended June 30, 2011. During the three months ended June 30, 2010, we recorded net restructuring charges of $6.0 million. Acquisition and restructuring charges are related to the completion of the Spheris integration in addition to charges related to other acquisitions.
We expect that restructuring activities may continue in 2011 as management identifies opportunities for synergies from the integration of MedQuist Inc. into MedQuist Holdings Inc. including elimination of redundant functions as the Company may complete other acquisitions.
Interest expense, net
Interest expense, net, during the three months ended June 30, 2011 was $7.0 million, compared to $5.4 million for the three months ended June 30, 2010. The increase in interest expense is primarily due to the 2010 debt restructuring.
Income tax provision
The effective income tax rate was 14.1% for the three months ended June 30, 2011, as compared to (20.3%) for the same period in the prior year. This increase in the effective tax rate was due to increases in the deferred tax liability related to excess tax goodwill over book goodwill due to amortization of Spheris goodwill for domestic tax purposes. The tax benefit for the three months ended June 30, 2010 includes the reversal of approximately $0.5 million from our accrual for various state uncertain tax positions as a result of filing voluntary disclosure agreements with state jurisdictions.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests for the three months ended June 30, 2011 was $0.3 million, compared to $0.3 million in the same period in 2010.

The following tables set forth our consolidated results of operations for the six months ended June 30, 2011 and 2010:

MedQuist Holdings Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited

	Six Months Ended June 30,
	2011		2010			Change in
		% of Net		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Net revenues	$219,675	100.0%	$193,592	100.0%	$26,083	—
Cost of revenues	130,637	59.5%	124,950	64.5%	5,687	(5.1)%
Gross profit	89,038	40.5%	68,642	35.5%	20,396	5.1%
Operating costs and expenses:
Selling, general and administrative	30,267	13.8%	30,099	15.5%	168	(1.8)%
Research and development	4,892	2.2%	5,593	2.9%	(701)	(0.7)%
Depreciation and amortization	17,297	7.9%	14,620	7.6%	2,677	0.3%
Cost (benefit) of legal proceedings, settlements and accommodations	(6,932)	(3.2)%	2,152	1.1%	(9,084)	(4.3)%
Acquisition and restructuring	11,269	5.1%	7,011	3.6%	4,258	1.5%
Total operating costs and expenses	56,793	25.9%	59,475	30.7%	(2,682)	(4.9)%
Operating income	32,245	14.7%	9,167	4.7%	23,078	9.9%
Equity in income of affiliated company	—	—	546	0.3%	(546)	(0.3)%
Other income	7	—%	78	—%	(71)	—%
Interest expense, net	(13,998)	(6.4)%	(7,306)	(3.8)%	(6,692)	(2.6)%
Income from continuing operations before income taxes and noncontrolling interests	18,254	8.3%	2,485	1.3%	15,769	7.0%
Income tax provision (benefit)	2,030	0.9%	(382)	(0.2)%	2,412	1.1%
Net income from continuing operations	$16,224	7.4%	$2,867	1.5%	$13,357	5.9%
Income from discontinued operations	—	—	183	0.1%	(183)	(0.1)%
Net income	16,224	7.4%	3,050	1.6%	13,174	5.8%
Less: Net income attributable to noncontrolling interests	(1,777)	(0.8)%	(2,497)	(1.3)%	720	0.5%
Net income attributable to MedQuist Holdings Inc.	$14,447	6.6%	$553	0.3%	$13,894	6.3%

Net revenues
Net revenues increased $26.1 million, or 13.5%, to $219.7 million for the six months ended June 30, 2011, compared with $193.6 million for the six months ended June 30, 2010 due to increased revenue resulting from the Spheris acquisition. The Spheris acquisition in April 2010, contributed approximately $37.8 million in incremental revenue for the six months ended June 30, 2011 arising from a full period consolidation, offset by decreases in price due to higher speech recognition and offshore volume.
Cost of revenues
Cost of revenues were $130.6 million for the six months ended June 30, 2011, compared with $125.0 million for the six months ended June 30, 2010. As a percentage of net revenues, cost of revenues decreased to 59.5% for the six months ended June 30, 2011 from 64.5% for the same period in 2010 primarily due to increased utilization of speech recognition technologies, increased utilization of offshore resources and other operating cost reduction initiatives.
Selling, general and administrative
SG&A expenses were 13.8% of net revenues for the six month period ended June 30, 2011, compared to 15.5% for the same period in the prior year. The improvement versus prior year is due to the impact of synergies realized from the Spheris acquisition and other cost savings initiatives.
Research & development
R&D expenses as a percentage of net revenues were 2.2% for the six months ended June 30, 2011 and 2.9% for the six months ended June 30, 2010. This decrease was due to the impact of synergies realized from the Spheris acquisition and other cost saving initiatives.
Depreciation and amortization
Depreciation and amortization expense as a percentage of net revenues was 7.9% for the six months ended June 30, 2011, compared with 7.6% for the same period in 2010. This increase is primarily due to amortization of intangibles related to the Spheris acquisition.
Cost (benefit) of legal proceedings, settlements and accommodations
During the six months ended June 30, 2011 we reversed $9.7 million of the Accommodation accrual as the MedQuist Inc. board of directors terminated the Customer Accommodation Program on March 31, 2011. We also recorded a charge for a settlement of our indemnification obligations with the former chief financial officer of MedQuist Inc., and fees in connection with the Shareholder Litigation.
Acquisition and restructuring
We incurred Acquisition and restructuring charges of $11.3 million for the six months ended June 30, 2011. During the six months ended June 30, 2011, we recorded net restructuring charges of $7.4 million including approximately $4.3 million from a reduction in workforce and a charge of $1.5 million representing future lease payments on MedQuist Inc.'s former corporate headquarters in Mt. Laurel, New Jersey and former data center in Sterling, Virginia, net of estimated sublease rentals. The future minimum lease payments on the Mt. Laurel facility total $2.5 million. In addition we recorded non-cash stock compensation charges of $0.8 million due to the acceleration of stock option vesting and the extension of the stock option exercise period for terminated employees. Acquisition charges related to the completion of the Spheris integration plus charges related to other acquisitions.
We expect that restructuring activities may continue in 2011, as management identifies opportunities for synergies from the integration of MedQuist Inc. into MedQuist Holdings Inc., including elimination of redundant functions as the Company may complete other acquisitions.
Interest expense, net
Interest expense, net, during the six months ended June 30, 2011 was $14.0 million, compared to $7.3 million for the six months ended June 30, 2010. The increase in interest expense is primarily due to the 2010 debt restructuring.
Income tax provision
The effective tax rate was 11.1% for the six months ended June 30, 2011, as compared to (15.4%) for the same period prior year. This increase in the effective tax rate was due to increases in the deferred tax liability related to excess tax goodwill over book goodwill due to amortization of Spheris goodwill for domestic tax purposes. The tax benefit for the three months ended June 30, 2010 includes the reversal of approximately $0.5 million from our accrual for various state uncertain tax positions as a result of filing voluntary disclosure agreements with state jurisdictions.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests for the six months ended June 30, 2011 was $1.8 million, compared to $2.5 million in the same period in 2010. During 2011, the impact of both the Private Exchange and the Public Exchange Offer reduced the noncontrolling interest of MedQuist Inc. from 30.5% to 3%.

Adjusted EBITDA (Non GAAP financial measure)

The following table presents a reconciliation of net income (loss) attributable to MedQuist Holdings Inc. to Adjusted EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to MedQuist Holdings Inc.	$5,135	$(1,535)	$14,447	$553
Net income attributable to noncontrolling interest	271	268	1,777	2,497
Income tax provision (benefit)	886	(362)	2,030	(382)
Interest expense, net	6,961	5,437	13,998	7,306
Depreciation and amortization	8,879	8,481	17,297	14,620
Cost (benefit) of legal proceedings, settlements and accommodations	581	1,109	(6,932)	2,152
Acquisition and restructuring	4,391	6,027	11,269	7,011
Discontinued operations	—	(153)	—	(183)
Equity in income of affiliated company	—	(32)	—	(546)
Share based compensation and other non-cash awards	611	181	1,320	322
Adjusted EBITDA	$27,715	$19,421	$55,206	$33,350
Percent of Net revenues	25.6%	17.9%	25.1%	17.2%

Adjusted EBITDA is a metric used by management to measure operating performance. Adjusted EBITDA is defined as net income (loss) attributable to MedQuist Holdings Inc., as applicable, plus net income attributable to noncontrolling interests, income taxes, interest expense, net, depreciation and amortization, cost (benefit) of legal proceedings, settlements, and accommodations, acquisition and restructuring charges, the effect of the sale of our Patient Financial Services business (discontinued operations), equity in income of affiliated company and share based compensation and other non cash awards. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out the following:

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
Operating activities
Cash provided by operating activities was $23.0 million and $13.8 million for the six months ended June 30, 2011 and 2010, respectively. The significant items impacting operating cash flows during the six months ended June 30, 2011, included:

•	Improvements in net income, which increased to $16.2 million for the six months ended June 30, 2011 compared to $3.0 million for the same period prior year.

•
Working capital changes included (a) improved collections of accounts receivable balances, which provided $6.2 million of cash, (b) timing of accounts payable and accrued expenses, which used $2.2 million of cash, (c) payment of 2010 accrued compensation which was a $7.1 million use of cash and (d) a $10.2  million prepayment to a technology vendor impacting current and non current assets, with additional installments due during the third quarter of 2011.

Investing activities
Cash used in investing activities was $10.9 million and $105.0 million for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2010 we invested $98.3 million for the acquisition of Spheris and its affiliates.
Financing activities
Cash used in financing activities was $18.2 million and $84.6 million for the six months ended June 30, 2011 and 2010, respectively. The activities impacting cash flow from financing activities during the six months ended June 30, 2011 included:

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

•	We made payments of $17.2 million in the period related to the IPO, the Private Exchange and Public Exchange Offer.

As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. Our cash reserves and other liquid assets may be inadequate to consummate such acquisitions and it may be necessary for us to issue stock or raise substantial additional funds in the future to complete future transactions. In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or costs of restructuring activities.

On July 11, 2011, we, two of our wholly-owned subsidiaries (the "Subs"), MultiModal Technologies, Inc., a Pennsylvania corporation ("MultiModal"), and Michael Finke, as the representative of MultiModal's shareholders, entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"). The Merger Agreement provides for our acquisition of MultiModal through a series of mergers between MultiModal and the Subs (the "Merger"). As a result of the Merger, MultiModal will become a direct wholly owned subsidiary of the Company.
Pursuant to the Merger Agreement, on the closing date of the Merger, we will pay an aggregate of approximately $48.4 million in cash to MultiModal's shareholders and optionholders, with funding provided by our available cash, availability under our revolving credit facility and issue an aggregate of 4,134,896 shares of our common stock to MultiModal's shareholders who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, subject to adjustments for working capital, cash and tax treatment. We are also obligated to pay up to approximately $28.8 million of additional cash consideration in three installments of approximately $16.3 million, $4.8 million and $7.7 million, respectively, following the first, second and third anniversaries of the closing date of the Merger. The recipients of our common stock as merger consideration will have registration rights and will be subject to restrictions on trading as set forth in a Stockholders Agreement to be entered into as of the closing date of the Merger. Certain shareholders of MultiModal will also enter into restrictive covenant agreements as of the closing of the Merger, which will prohibit them from, among other things, competing against us for five years after the closing of the Merger. On the closing date of the Merger, we will also grant to certain of MultiModal's employees that become our employees up to $10 million of restricted shares of our common stock.
The Merger Agreement contains customary representations, warranties and covenants by MultiModal and us. MultiModal has agreed, among other things, to generally conduct its business in the ordinary course until the closing of the Merger and not to solicit competing transactions. Each of the parties to the Merger Agreement covenants to use commercially reasonable efforts to cause the Merger to be consummated.
The Merger Agreement has been approved by our and MultiModal's boards of directors, as well as all of MultiModal's shareholders. The closing of the Merger is subject to certain customary conditions, including receipt of applicable antitrust approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger is expected to close in the third quarter of 2011. The Merger Agreement also contains certain termination rights for both us and MultiModal and further provides that, upon termination of the Merger Agreement under certain circumstances, we would be obligated to pay MultiModal a termination fee of $13 million.
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
We anticipate that we will complete the Short Form Merger with the remaining outstanding shareholders of MedQuist Inc. by the end of 2011. Prior to the Short Form Merger, we expect to conduct a second public exchange offer on the same terms as the Public Exchange Offer.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. In 2011, we entered into currency hedge contracts for up to $72.0 million related to our operations in India, of which $49 million were remaining as of June 30, 2011, which expire through June 30, 2012. In January 2011, as required under our Credit Agreement, we entered into Interest Rate Cap Contracts (for $60.0 million notional amounts which will amortize over time and expire on January 2013) to limit the risk of increase in interest rates.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Affiliates of the Company's Former Principal Shareholders

Pursuant to an agreement entered into on August 19, 2008, the Company was obligated to pay S.A.C. PEI CB Investment II, LLC ("SAC CBI II") and Lehman Brothers Commercial Corporation Asia ("LBCCA"), an annual fixed amount of $1.9 million and $0.9 million, respectively, in cash or shares at the Company's election, in return for financial, managerial and operational advice. The payment provision of the agreement had a five-year term that was scheduled to expire in August 18, 2013. The agreement stipulated that the annual amount was payable regardless of whether any services were rendered by SAC CBI II or LBCCA. Under the agreement, the Company was committed to pay for the remaining unexpired term at termination of the agreement or upon a change in control, with the payment amount determined as follows: the sum of the present value (using the discount rate equal to the yield on U.S. Treasury securities of like maturity) of the annual amounts that would have been payable with respect to the period from the date of such change of control or termination, as applicable through scheduled expiration date. The change in control occurred and the agreement terminated as a result of the consummation of our IPO and the Private Exchange. As a result, 770 thousand shares valued at $6.2 million were issued in March 2011 to satisfy the obligation to SAC CBI II.

However, provisional liquidators were appointed in respect of LBCCA in September 2008, and the Company challenged LBCCA's entitlement to amounts under the agreement. On April 27, 2011, the provisional liquidators filed a lawsuit against the Company on behalf of LBCCA in the Southern District of New York seeking payments under the agreement. On July 21, 2011 the Company reached a settlement with LBCCA, pursuant to which we paid $4.0 million in July 2011. Pursuant to the terms of the agreement, the Company recorded $7.0 million and $0.7 million of charges to additional paid in capital during the three months ended March 31, 2011 and 2010, respectively. Additionally, amounts payable of $4.0 million and $3.5 million at June 30, 2011 and December 31, 2010, respectively, were accrued as a related party payable.

Shareholder Settlement

On February 8, 2011 and February 10, 2011, two of MedQuist Inc.'s minority shareholders filed class action complaints in the Superior Court of New Jersey, Burlington County, Chancery Division, (the "Court") against MedQuist Inc., the individual members on MedQuist Inc.'s board of directors and us (the "Shareholder Litigation"). Plaintiffs alleged that the defendants breached certain fiduciary duties they owed to minority shareholders of MedQuist Inc. in connection with the structuring and disclosure the Public Exchange Offer.

On March 4, 2011, the parties to the Shareholder Litigation entered into a memorandum of understanding (the "MOU") that outlined the material terms of a proposed settlement of the Shareholder Litigation. Under the terms of the MOU, we agreed to extend the expiration of the Public Exchange Offer and further agreed that if, as a result of the Public Exchange Offer, we obtained ownership of at least 90% of the outstanding common stock of MedQuist Inc., we would conduct a Short Form Merger under applicable law to acquire the remaining shares of MedQuist Inc. common stock that we do not currently own at the same exchange ratio applicable under the Public Exchange Offer. MedQuist Inc. agreed to make certain supplemental disclosures concerning the Public Exchange Offer, which were contained in an amendment to Schedule 14D-9 that MedQuist Inc. filed with the SEC on March 7, 2011. We also agreed to use our best efforts to finalize a stipulation of settlement (the "Stipulation of Settlement") and present it to the Court for preliminary approval within thirty days of the date of the MOU.

On April 1, 2011, the parties executed the Stipulation of Settlement that memorialized the terms of the settlement outlined in the MOU. On this same date, plaintiffs' counsel filed with the Clerk of the Court a Motion for Preliminary Approval of the Proposed Stipulation of Settlement. The Motion asked the Court to, among other things, (a) hold a hearing to address preliminary approval of the Stipulation of Settlement, (b) certify a class, for purposes of effectuating the Stipulation of Settlement only, of all MedQuist Inc.'s shareholders (except the named defendants and their families and affiliates) as of and including the date of the closing of the Short Form Merger contemplated under the Stipulation of Settlement, and (c) schedule a final hearing within 60 days to determine whether the Stipulation of Settlement is reasonable and fair and should receive final approval.

The Court held a preliminary approval hearing on April 19, 2011 and entered an Order preliminarily approving the settlement and setting a final approval hearing for June 17, 2011 (the "Preliminary Approval Order"). The Preliminary Approval Order also required MedQuist Inc. to provide mail and publication notice of the proposed settlement to all shareholders of recorded and established deadlines for objections to the settlement and for filing briefs in support and in opposition to the settlement.

On June 17, 2011, following mail and publication notice to MedQuist Inc.'s shareholders, the Court held a fairness hearing on the settlement. On this date, the Court entered an Order and Final Judgment (the "Final Judgment") that, among other things, (a) certified the settlement class consisting of all MedQuist Inc.'s shareholders (except the named defendants and their families and affiliates) as of and including the date of the closing of the Short Form Merger contemplated under the Stipulation of Settlement (the "Settlement Class"), (b) found the terms set forth in the Stipulation of Settlement to be fair and reasonable and in the best interests of the Settlement Class, and (c) approved the application for attorney's fees and costs and awarded plaintiffs' counsel $0.4 million which was recorded in cost (benefit) of legal proceedings, settlements and accommodations for the six months ended June 30, 2011, and in accrued expenses as of June 30, 2011.
SEC Investigation of Former Officer
With respect to MedQuist Inc.'s historical billing practices, the SEC pursued civil litigation against MedQuist Inc.'s former chief financial officer, whose employment ended in July 2004. Pursuant to its bylaws, MedQuist Inc. had been providing indemnification for the legal fees for its former chief financial officer. In February 2011, MedQuist Inc. reached a settlement under which its former chief financial officer released MedQuist Inc. from its indemnification obligations to him upon his settlement of the litigation with the SEC and MedQuist Inc.'s payment to him of a negotiated amount. The former chief financial officer settled the SEC litigation and MedQuist Inc. made its settlement payment to him in May 2011. This settles the last remaining contingency related to the MedQuist Inc. billing practices.
Item 1A. Risk Factors
Excluding the updates discussed below, there have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in the 2010 Form 10-K except as discussed below. You should carefully consider the risks described in our 2010 Form 10-K which could materially affect our business, financial condition or future results. The risks described in our 2010 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
We have reviewed the risk factors previously disclosed in our 2010 Form 10-K and have identified the following additional risks:
Failure to complete the Merger with MultiModal Technologies could negatively impact our stock price and our future business and financial results.
The successful consummation of the Merger is subject to certain conditions, including, among others:

•	the absence of certain legal impediments;

•	the accuracy of the representations and warranties and compliance with the respective covenants of the parties, subject to certain materiality qualifiers;

•	the execution of any necessary ancillary agreements; and

•	the receipt of necessary government approvals, subject to certain limitations.

If the Merger is not completed for any reason, our stock price and our future business and financial results may be adversely affected. Matters relating to the Merger (including integration planning) have required substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.
In addition, we will be required to pay certain expenses incurred to date relating to the Merger, whether or not the Merger is completed. We may also be subject to litigation related to any failure to complete the Merger, which may adversely affect our financial results and financial condition, as well as the price of our common stock. We cannot provide any assurance that the Merger will be completed or that there will not be a delay in the completion of the Merger. In the event the Merger agreement is terminated or the Merger is materially delayed for any reason, the price of our common stock may decline.
In addition, we may be required to pay a termination fee of $13.0 million and reimburse expenses if the Merger Agreement is terminated, depending on the specific circumstances of the termination.
Whether or not the Merger with MultiModal technologies is completed, the announcement and pendency of the merger could disrupt our business, which could have an adverse effect on our business, financial results and stock price.
Whether or not the Merger is completed, the announcement and pendency of the Merger could disrupt our business. We diverted significant management resources in an effort to complete the Merger and are subject to restrictions contained in the Merger Agreement on the conduct of our business, all of which could result in an adverse effect on our business, financial results and stock price. In addition, our competitors and other third parties may take or forego certain actions as a result of the announcement of the Merger which could result in an adverse effect on our business, financial results and stock.

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
Item 3. Defaults Upon Senior Securities
None.

Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

No.	Description

10.1#	Fee Agreement dated June 30, 2011, by and between Nuance Communications, Inc. and MedQuist Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

# - Portions of this Exhibit are omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDQUIST HOLDINGS INC.
Date:	August 15, 2011	/s/ Roger L. Davenport
Roger L. Davenport
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 15, 2011	/s/ Anthony D. James
Anthony James
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

No.	Description

10.1#	Fee Agreement, dated June 30, 2011, by and between Nuance Communications, Inc. and MedQuist Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

# - Portions of this Exhibit are omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.