Form 10-Q
period 2011-09-30
MedQuist Holdings Inc.
filed 2011-11-10
CIK 1441567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of registrant's shares of common stock outstanding as of November 3, 2011 was 56,183,420.

MEDQUIST HOLDINGS INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MedQuist Holdings Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011		2010
Net revenues	$108,034	$113,200	$327,709		$306,792
Cost of revenues	62,068	69,936	193,542		194,886
Gross profit	45,966	43,264	134,167		111,906
Operating costs and expenses:
Selling, general and administrative	15,469	15,565	46,365		45,664
Research and development	2,181	3,351	7,073		8,944
Depreciation and amortization	9,219	9,125	26,516		23,745
Cost (benefit) of legal proceedings, settlements and accommodations	44	633	(6,888)		2,785
Acquisition and restructuring	6,251	1,797	17,520		8,808
Total operating costs and expenses	33,164	30,471	90,586		89,946
Operating income	12,802	12,793	43,581		21,960
Equity in income of affiliated company	—	70	—		616
Other (expense) income	(4,033)	482	(2,560)		560
Interest expense, net	(7,081)	(4,663)	(21,079)		(11,969)
Income from continuing operations before income taxes and noncontrolling interests	1,688	8,682	19,942		11,167
Income tax (benefit) provision	(19,226)	229	(17,196)		(153)
Net income from continuing operations	$20,914	$8,453	$37,138		$11,320
Income from discontinued operations, net of tax	—	155	—	—	338
Net income	20,914	8,608	37,138		11,658
Less: Net income attributable to noncontrolling interests	(361)	(2,737)	(2,138)		(5,234)
Net income attributable to MedQuist Holdings Inc.	$20,553	$5,871	$35,000		$6,424
Net income per common share from continuing operations			—
Basic	$0.40	$0.15	$0.60		$0.11
Diluted	$0.39	$0.11	$0.59		$0.11
Net income per common share from discontinued operations
Basic	$—	$—	$—		$0.01
Diluted	$—	$—	$—		$0.01
Net income per common share attributable to MedQuist Holdings Inc.
Basic	$0.40	$0.15	$0.60		$0.12
Diluted	$0.39	$0.11	$0.59		$0.12
Weighted average shares outstanding:
Basic	51,195	35,158	47,136		35,083
Diluted	52,509	49,121	48,415		35,893
The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Holdings Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands except par value)
Unaudited

	September 30, 2011		December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$37,453		$66,779
Accounts receivable, net of allowance of $1,720 and $1,466, respectively	70,483		82,038
Other current assets	28,645		23,706
Total current assets	136,581		172,523
Property and equipment, net	23,857		23,018
Goodwill	152,841		90,268
Other intangible assets, net	163,274		107,962
Deferred income taxes	6,703		6,896
Other assets	26,209		14,212
Total assets	$509,465		$414,879

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$16,883		$27,817
Accounts payable	13,238		11,358
Accrued expenses	35,543		36,917
Accrued compensation	13,108		16,911
Deferred acquisition payments	16,127		—
Deferred revenue	8,352		10,570
Total current liabilities	103,251		103,573
Long-term debt	279,505		266,677
Deferred income taxes	15,560		4,221
Deferred acquisition payments, non-current	10,290		3,537
Other non-current liabilities	2,607		2,360
Total liabilities	411,213		380,368

Commitments and Contingencies (Note 12)
Total Equity		—
Preferred stock - $0.10 par value; authorized 25,000 shares; none issued or outstanding	—		—
Common stock - $0.10 par value; authorized 300,000 shares; 55,035 and 35,158 shares issued and outstanding, respectively	5,505		3,516
Additional paid-in-capital	167,075		148,265
Treasury stock, at cost (20 shares)	(250)		—
Accumulated deficit	(72,179)		(107,179)
Accumulated other comprehensive loss	(1,933)		(663)
Total MedQuist Holdings Inc. stockholders' equity	98,218		43,939
Noncontrolling interests	34		(9,428)
Total equity	98,252		34,511

Total liabilities and equity	$509,465		$414,879
The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Holdings Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Nine months ended September 30,
	2011	2010
Operating activities:
Net income	$37,138	$11,658
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,516	24,377
Equity in income of affiliated company	—	(616)
Deferred income taxes	(19,228)	1,169
Share based compensation	3,517	486
Provision for doubtful accounts	299	1,571
Non-cash interest expense	2,463	3,328
Other	3,085	(1,106)
Changes in operating assets and liabilities:
Accounts receivable	15,795	(1,267)
Other current assets	(2,098)	(4,532)
Other non-current assets	(11,989)	(1,391)
Accounts payable	(1,386)	2,114
Accrued expenses and other current liabilities	(4,863)	(9,058)
Accrued compensation	(4,277)	2,535
Deferred revenue	(2,545)	286
Other non-current liabilities	1,093	(898)
Net cash provided by operating activities	43,520	28,656
Investing activities:
Purchase of property and equipment	(8,651)	(4,345)
Purchases of capitalized intangible assets	(8,356)	(5,275)
Payments for acquisitions and interests in affiliates, net of cash acquired	(56,605)	(97,710)
Net cash used in investing activities	(73,612)	(107,330)
Financing activities:
Proceeds from debt	30,352	110,095
Repayment of debt	(27,379)	(29,866)
Debt issuance costs	—	(7,031)
Related party payments	(5,597)	—
Treasury stock transactions	(250)	—
Net proceeds from issuance of common stock	4,979	—
Net cash provided by financing activities	2,105	73,198

Effect of exchange rate changes	(1,339)	(132)
Net decrease in cash and cash equivalents	(29,326)	(5,608)
Cash and cash equivalents — beginning of period	66,779	29,633
Cash and cash equivalents — end of period	$37,453	$24,025
The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
1. Basis of Presentation

The consolidated financial statements and footnotes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") have been omitted pursuant to such rules and regulations although we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of MedQuist Holdings Inc. and its subsidiaries (the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

Short Form Merger

In accordance with the terms of the stipulation of settlement entered into in connection with the settlement of certain MedQuist Inc. shareholder litigation, on October 18, 2011, we completed a short-form merger (the "Short Form Merger") with MedQuist Inc., resulting in MedQuist Inc. becoming our indirect wholly-owned subsidiary and MedQuist Inc. common stock no longer trading on the OTCQB or on any other market. As a result of the Short Form Merger, the remaining approximately 3% issued and outstanding shares of MedQuist Inc. not held by us were canceled and converted in the Short Form Merger to the right to receive one share of our common stock. In the Short Form Merger, we issued an additional 1.2 million shares of our common stock. We now own 100% of MedQuist Inc. The Short Form Merger will result in a reclassification from noncontrolling interest to common stock and additional paid-in-capital in the fourth quarter of 2011.

Business Segment and Reporting Unit

We currently operate in one business segment and have one reporting unit, which is clinical documentation solutions for the healthcare industry. The Patient Financial Services ("PFS") business was sold on December 31, 2010 and results of the PFS business have been accounted for as discontinued operations for all periods presented.

2. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") that substantially converged the requirements for fair value measurement and disclosure between the FASB and the International Accounting Standards Board ("IASB"). This ASU is largely consistent with existing fair value measurement principles under U.S. GAAP. This ASU is effective for the Company in its first quarter beginning January 1, 2012 and is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued an ASU that addressed the presentation of comprehensive income in the financial statements. This accounting update allows an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, this ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU is effective for the Company in its first quarter beginning January 1, 2012 and is not expected to have a material impact on the Company’s financial statements other than modifying the presentation of comprehensive income.

In September 2011, the FASB issued an ASU that allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this new ASU, if a Company chooses the qualitative method, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect this ASU to have a material impact on the Company's financial statements.

3. Acquisitions

Multimodal Technologies, Inc.

On August 18, 2011, we completed the acquisition and merger ("Merger") of 100% of the shares of MultiModal Technologies, Inc. ("M*Modal"). The Merger provides us ownership of speech and natural language understanding technologies, and is expected to facilitate consolidation to a single back-end speech recognition platform, provide a broader product offering to local and regional transcription partners and leverage M*Modal's cloud based services to enhance gross margins.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

Pursuant to the Merger Agreement, on the closing date of the Merger, we paid an aggregate of approximately $49.0 million in cash to M*Modal's shareholders and optionholders, with funding provided by our available cash and availability under our revolving credit facility. Additionally, we issued an aggregate of 4,134,896 shares of our common stock to M*Modal's shareholders who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933. We are also obligated to pay approximately $28.8 million of additional cash consideration in three installments of approximately $16.3 million, $4.8 million and $7.7 million, respectively, following the first, second and third anniversaries of the closing date of the Merger. The recipients of our common stock as Merger consideration have registration rights and are subject to restrictions on trading as set forth in a Stockholders Agreement entered into as of the closing date of the Merger. Certain shareholders of M*Modal also entered into restrictive covenant agreements as of the closing of the Merger, which prohibit them from, among other things, competing against us for five years after the closing of the Merger.

Acquisition and direct integration costs are included in the line item acquisition and restructuring on the accompanying Consolidated Statements of Operations.

The following table summarizes the consideration paid for M*Modal and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Initial cash consideration	$48,955
First deferred cash payment (present value)	15,127
Second deferred cash payment (present value)	4,134
Third deferred cash payment (present value)	6,156
MedQuist Holdings Inc. common stock	23,530
Total consideration transferred	$97,902

The deferred cash payments were discounted using our incremental borrowing rate under our revolving loan facility at 7.75%. The fair value of the unregistered common stock transferred was measured using the closing stock price on August 18, 2011 and then discounted for the restrictions on the ability to sell or otherwise transfer the shares until such time as they are registered and able to be sold.

The deferred cash payments are included in the deferred acquisition payments, current, and deferred acquisition payments, non-current, line items in the accompanying Consolidated Balance Sheets.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The fair value of the goodwill and identifiable intangible assets is preliminary pending receipt of the final valuations for those assets.

Current Assets	$7,442
Property and equipment	1,990
Current liabilities	(3,590)
Non-current liabilities	(77)
Trademarks and trade name	6,670
Developed technology	17,490
Non-competition agreements	4,520
Customer relationships	35,310
Deferred income taxes	(24,822)
Goodwill	52,969
Purchase price allocated	$97,902

The total amount assigned to identified intangible assets and the related amortization period is shown below:

		Amortization
	Fair Value	Period
Developed technology	$17,490	9 years
Customer relationships	35,310	10 years
Trademarks and trade names	6,670	20 years
Non-competition agreements	4,520	5 years
Goodwill	52,969	indefinite

Goodwill was recognized in connection with the Merger due to the anticipated cost savings, revenue generation and gross margin enhancement we expect to result from consolidating our multiple speech recognition platforms to a single back-end platform. No part of the goodwill is expected to be deductible for tax purposes. The amounts of the identified intangible assets other than goodwill were valued at fair value. The analyses included a combination of cost approach and income approach. We used discount rates from 15% to 17%.

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

Total acquisition-related transaction costs incurred by the Company are expensed in the periods in which the costs are incurred. Acquisition-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related transaction costs incurred to acquire the business, and incremental direct integration costs have been included in the line item acquisition and restructuring related charges on the Company's Consolidated Statements of Operations.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

M*Modal contributed revenue of $2,490 and net income attributable to MedQuist Holdings Inc. of $537 for the period from August 18, 2011 to September 30, 2011.

Other Acquisitions

During the three and nine months ended September 30, 2011, we acquired two businesses other than M*Modal for a total cash consideration of $10.7 million, including $1.0 million in deferred acquisition payments that will be paid within one year of each respective acquisition. Subsequent to September 30, 2011, we acquired two additional businesses for a total cash consideration of $6.8 million. None of the acquisitions were individually material and were not material in the aggregate. Accordingly, impacts related to these acquisitions are excluded from pro forma information presented below.

Spheris

On April 22, 2010, we completed the acquisition of substantially all of the assets of Spheris Inc. ("Spheris") and certain of its affiliates including Spheris India Private Limited (SIPL). This acquisition provided substantial incremental volume growth and also provided opportunities for operating efficiencies and operating margin expansion. Costs incurred for the acquisition and direct integration costs are included in the line item Acquisition and restructuring on the accompanying Consolidated Statements of Operations. The acquisition was funded from the proceeds of credit facilities entered into in connection with the acquisition. The acquired Spheris business contributed net revenues of $58.2 million for the period April 22, 2010 through September 30, 2010.

Pro Forma Information
The revenues and earnings of the combined entities had the acquisitions of both M*Modal and Spheris (described below) occurred at the beginning of each period is presented below:

	Pro forma for the three months ended September 30,		Pro forma for the nine months ended September 30,
	2011	2010	2011	2010
Net revenues	$110,184	$116,460	$338,186	$359,031
Net income attributable to MedQuist Holdings Inc.	$23,776	$5,828	$38,743	$9,729
Net income per share attributable to MedQuist Holdings Inc., from continuing operations (Basic)	$0.43	$0.13	$0.63	$0.19
Net income per share attributable to MedQuist Holdings Inc., from continuing operations (Diluted)	$0.42	$0.10	$0.61	$0.18
Net income per share attributable to MedQuist Holdings Inc., discontinued operations (Basic)	$—	$—	$—	$0.01
Net income per share attributable to MedQuist Holdings Inc., discontinued operations (Diluted)	$—	$—	$—	$0.01
Net income per share attributable to MedQuist Holdings Inc., (Basic)	$0.43	$0.13	$0.63	$0.20
Net income per share attributable to MedQuist Holdings Inc., (Diluted)	$0.42	$0.10	$0.61	$0.19

These amounts have been calculated after applying our accounting policies and adjusting the results of M*Modal to reflect the additional amortization of intangible assets that would have been recorded as expense assuming the fair value adjustments to intangible assets had been applied from the beginning of the annual period being reported on, and excluding acquisition costs.

In addition, the 2010 pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Spheris to reflect the additional amortization of intangible assets that would have been recorded as expense assuming the fair value adjustments to intangible assets had been applied from the beginning of the annual period being reported on, and the additional interest expense assuming the acquisition related debt had been incurred at the beginning of the period being reported on, excluding

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

the acquisition costs, and including the related tax effects. Impacts of integration-related charges have been excluded from the amounts above. Additionally, the pro forma revenue amounts reflect only recognized revenues of the acquired business, but do not reflect the impacts of losses known at the time of close of the transaction that impacted the actual results in subsequent periods.
4. Debt
Debt consisted of the following:

	September 30, 2011	December 31, 2010
Senior Secured Credit Facility consisting of:
Term loan	$175,000	$200,000
Revolving credit facility	25,000	—
Senior Subordinated Notes	85,000	85,000
All other	11,388	9,494
	296,388	294,494
Less: Current maturities	(16,883)	(27,817)
Total long-term debt	$279,505	$266,677

In January 2011, we made an optional prepayment of $20.0 million in addition to the $5.0 million due under the Senior Secured Credit Facility. No additional principal payments are required in 2011 under the Senior Secured Credit Facility. In January 2011, as required under our Senior Secured Credit Facility, we entered into Interest Rate Cap Contracts (for $60.0 million notional amounts which will amortize over time) to limit the risk of increase for fluctuation in interest rates. The interest rates on the term loan and the Senior Subordinated Notes were 7.25% and 13.0%, respectively, on September 30, 2011.

In September 2011, we amended the Senior Secured Credit Facility to, among other things, (i) permit repurchases of our outstanding common stock in an aggregate amount not to exceed $25.0 million and (ii) add an accordion feature that will allow for additional borrowing capacity of up to $50.0 million in the form of additional revolving credit commitments or incremental term loans, upon the satisfaction of certain conditions. As of September 30, 2011, the Company had not met these conditions; thus, there were no available borrowings under the accordion or the revolving credit facility.

As of September 30, 2011, we were in compliance with the covenants of the Senior Secured Credit Facility and the Senior Subordinated Notes.

5. Transfers From Noncontrolling Interests

On February 11, 2011, the Private Exchange was completed which increased our ownership interest in MedQuist Inc. to 82.2%.
Upon expiration of the Public Exchange Offer on March 11, 2011, we increased our ownership in MedQuist Inc. to approximately 97%. These exchanges resulted in the reclassification of $7.4 million from noncontrolling interest to common stock and additional paid-in-capital.

In accordance with the terms of the stipulation of settlement entered into in connection with the settlement of certain MedQuist Inc. shareholder litigation, on October 18, 2011, we completed a Short Form Merger with MedQuist Inc., resulting in MedQuist Inc. becoming our indirect wholly-owned subsidiary and MedQuist Inc. common stock no longer trading on the OTCQB or on any other market. As a result of the Short Form Merger, the remaining approximately 3% issued and outstanding shares of MedQuist Inc. not held by us were canceled and converted in the Short Form Merger to the right to receive one share of our common stock. In the Short Form Merger, we issued an additional 1.2 million shares of our common stock. We now own 100% of MedQuist Inc. The Short Form Merger will result in a reclassification from noncontrolling interest to common stock and additional paid-in-capital in the fourth quarter of 2011.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

6. Comprehensive Income
Comprehensive income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income attributable to MedQuist Holdings Inc.	$20,553	$5,871	$35,000	$6,424
Foreign currency translation adjustment	(1,794)	464	(1,270)	(211)
Comprehensive income	$18,759	$6,335	$33,730	$6,213
7. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist of stock options and unvested restricted stock, using the treasury stock method.
The following table reflects the weighted average shares outstanding used to compute basic and diluted net income per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net income attributable to MedQuist Holdings	$20,553	$5,871	$35,000	$6,424
Less: amount attributable to former principal shareholders	—	(688)	(6,619)	(2,063)
Net income available for common shareholders	$20,553	$5,183	$28,381	$4,361
Income from discontinued operations	$—	$155	$—	$338
Weighted average shares outstanding
Basic	51,195	35,158	47,136	35,083
Effect of dilutive stock	1,283	13,963	1,314	810
Diluted	52,478	49,121	48,450	35,893
Net income per share from continuing operations
Basic	$0.40	$0.15	$0.60	$0.11
Diluted	$0.39	$0.11	$0.59	$0.11
Net income per common share from discontinued operations
Basic	$—	$—	$—	$0.01
Diluted	$—	$—	$—	$0.01
Net income per common share attributable to MedQuist Holdings
Basic	$0.40	$0.15	$0.60	$0.12
Diluted	$0.39	$0.11	$0.59	$0.12
The computation of diluted net income per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net income per share. Potentially dilutive shares having an anti-dilutive effect on net income per share and, therefore, excluded from the calculation of diluted net income per share, totaled 2,133 and 13,314 shares for the three months and nine months ended September 30, 2010, respectively.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

The net income for the purpose of the basic income per share is adjusted for the amounts payable to former principal shareholders under a terminated management services agreement. Pursuant to an Agreement ("Agreement") entered into on August 19, 2008, the Company was obligated to pay S.A.C. PEI CB Investment II, LLC ("SAC CBI II") and Lehman Brothers Commercial Corporation Asia ("LBCCA"), an annual fixed amount of $1.9 million and $0.9 million, respectively, in cash or shares of the Company's common stock at the Company's election, in return for financial, managerial and operational advice. The payment provision of the Agreement had a five-year term that was scheduled to expire in August 18, 2013. The Agreement stipulated that the annual amount was payable regardless of whether any services were rendered by SAC CBI II or LBCCA. Under the Agreement, the Company was committed to pay for the remaining unexpired term at termination of the Agreement or upon a change in control, with the payment amount determined as follows: the sum of the present value (using the discount rate equal to the yield on U.S. Treasury securities of like maturity) of the annual amounts that would have been payable with respect to the period from the date of such change of control or termination, as applicable through scheduled expiration date. The change in control occurred and the Agreement terminated as a result of the consummation of our IPO and the Private Exchange. According to the terms of the Agreement, the Company recorded $6.6 million and $2.1 million of charges to additional paid-in-capital during the nine months ended September 30, 2011 and 2010, respectively. As a result of the termination of the Agreement, 770 thousand shares of common stock valued at $6.2 million were issued in March 2011 to satisfy the obligation to SAC CBI II. The termination of the Agreement related to LBCCA was settled and paid in July 2011 for $4.0 million.

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

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

8. Equity

The following table is a roll forward of equity from January 1, 2011 to September 30, 2011.

Underwriter costs incurred for the IPO have been treated as a reduction of the proceeds and are included as a reduction of additional paid-in-capital. All other direct incremental costs incurred in connection with the IPO, Private Exchange, the Public Exchange Offer and the Short Form Merger also have been treated as a reduction of additional paid-in-capital.

	Common Stock
	Shares	Amount	Additional paid-in-capital	Treasury stock	Accumulated deficit	Comprehensive income	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance, January 1, 2011	35,158	$3,516	$148,265	$—	$(107,179)	$—	$(663)	$(9,428)	$34,511
Issuance of common stock at $8.00 per share	3,000	300	23,700	—	—	—	—	—	24,000
Common stock offering costs	—	—	(9,336)	—	—	—	—	—	(9,336)
Issuance of common stock under the Private Exchange and the Public Exchange Offer	10,240	1,024	(8,397)	—	—	—	—	7,373	—
Private Exchange and Public Exchange Offer costs	—	—	(13,056)	—	—	—	—	—	(13,056)
Shares issued to former principal shareholder to settle obligation	770	77	6,079	—	—	—	—	—	6,156
Accrued amounts due to former principal shareholders	—	—	(6,619)	—	—	—	—	—	(6,619)
Unregistered shares issued to acquire M*Modal	4,134	413	23,117	—	—	—	—	—	23,530
Restricted shares	1,753	175	(175)	—	—	—	—	—	—
Treasury stock transactions	(20)	—	—	(250)	—	—	—	—	(250)
Share based compensation		—	3,497	—	—	—	—	20	3,517
Components of comprehensive income:				—					—
Net income	—	—	—	—	35,000	35,000	—	2,138	37,138
Foreign currency translation adjustments	—	—	—	—	—	(1,270)	(1,270)	(69)	(1,339)
Total comprehensive income	—	—	—	—	—	$33,730	—	—	—
Balance September 30, 2011	55,035	$5,505	$167,075	$(250)	$(72,179)		$(1,933)	$34	$98,252

Restricted stock awards

The Company has a stock incentive plan that provides for the grant of restricted stock to certain officers and employees. Restrictions on the awards to officers and employees typically vest quarterly over a three-year period from date of grant such that the officers or employees cannot sell or trade the restricted stock until it becomes vested. On July 11, 2011, the Company granted 0.9 million restricted shares to officers and employees with a grant date fair value of $13.20 per share. On August 18, 2011, the closing date of the Merger, the Company also granted 0.8 million restricted shares to certain of M*Modal's employees that became our employees with a grant date fair value of $7.35 per share. The Company recognizes compensation expense ratably over each quarterly service period at the market value of the Company's common stock on the grant date. The Company recorded share based compensation

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

expense related to restricted stock awards of $2.2 million for the three months ended September 30, 2011. As of September 30, 2011, there was $15.6 million of total unrecognized compensation cost related to future service periods for nonvested restricted stock granted.

Share based compensation presented in the table above also reflects compensation expense related to the vesting of stock options of $1.3 million for the nine months ended September 30, 2011, including $0.8 million associated with the acceleration of stock option vesting and the extension of the stock option exercise period for terminated employees, as discussed under the 2011 Restructuring Plan in Note 9.

MedQuist Inc. Long Term Incentive Plan

The MedQuist Inc. Long Term Incentive Plan ("Plan") was terminated on July 11, 2011, which resulted in a reversal of $0.9 million related to amounts previously accrued under the Plan in the three months ended September 30, 2011.

9. Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2011	December 31, 2010
Customer accommodations	$729	$10,387
Accrued taxes	5,592	5,422
Accrued interest	5,573	5,593
Restructure liability	6,545	2,245
Other (no item exceeds 5% of current liabilities)	17,104	13,270
Total accrued expenses	$35,543	$36,917
Total restructuring charges, net of $0.6 million of reversals related to the 2010 restructuring plan, were $2.1 million and $0.9 million for the three months ended September 30, 2011 and 2010, and $9.5 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively. The Company also incurred acquisition and integration related charges of $4.2 million and $0.9 million for the three months ended September 30, 2011 and 2010, and $8.0 million and $6.9 million for the nine months ended September 30, 2011 and 2010, respectively. Acquisition and integration-related charges represent amounts related to integration of the acquired Spheris business, as well as charges related to acquisitions made in 2011 including M*Modal.
2011 Restructuring Plan
On March 31, 2011, the board of directors adopted a restructuring plan to complete the integration of its acquired Spheris operations into MedQuist Inc. and to integrate MedQuist Inc. with MedQuist Holdings ("2011 Restructuring Plan"). We recorded a charge of $1.5 million in the nine months ended September 30, 2011 representing future lease payments on MedQuist Inc.'s former corporate headquarters in Mt. Laurel, New Jersey and former data center in Sterling, Virginia, net of estimated sublease rentals. The future minimum lease payments on the Mt. Laurel facility total $2.5 million. The commencement of the integration of MedQuist Inc. and MedQuist Holdings resulted in a charge of $5.9 million primarily consisting of severance costs of $4.3 million and non-cash stock compensation costs of approximately $0.8 million associated with the acceleration of stock option vesting and the extension of the stock option exercise period for terminated employees. In addition, in July 2011 we recorded $1.2 million in charges related to the separation of the Company's former Chairman and CEO.
The 2011 Restructuring Plan will be implemented throughout the remainder of 2011 and may result in additional charges, as management identifies opportunities for synergies from the integration of MedQuist Inc. into MedQuist Holdings Inc., including elimination of redundant functions. Also, the Company has completed several acquisitions in 2011, including M*Modal, and may complete additional acquisitions in the fourth quarter of 2011, which will likely result in additional charges to the 2011 Restructuring Plan.
We expect the majority of the remaining balance to be paid in 2011 and 2012.

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

The table below reflects the financial statement activity related to the 2011 Restructuring Plan:

Nine Months ended September 30, 2011
Beginning balance	$—
Charge	10,121
Non-cash use for share based compensation	(836)
Cash paid	(3,301)
Ending balance	$5,984

2010 Restructuring Plan

Management’s 2010 cost reduction initiatives, including process improvement, combined with the acquisition of Spheris, resulted in a restructuring plan ("2010 Restructuring Plan") involving staff reductions and other actions designed to maximize operating efficiencies.

The table below reflects the financial statement activity related to the 2010 Restructuring Plan. We expect the remaining balance to be paid in 2011.
:

Nine Months ended September 30, 2011
Beginning balance	$2,071
Charge	—
Cash paid	(904)
Other	(607)
Ending balance	$561
The $0.6 million other adjustment represents a reduction in previously accrued employee severance costs related to certain employee positions that were ultimately not terminated.
10. Cost (Benefit) of Legal Proceedings, Settlements and Accommodations
The following is a summary of the amounts recorded as Cost (benefit) of legal proceedings, settlements and accommodations in the accompanying Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Legal fees and settlements	$44	$633	$2,770	$2,785
Accommodation reversal	—	—	(9,658)	—
Total	$44	$633	$(6,888)	$2,785

The amounts included in legal fees and settlements for the nine months ended September 30, 2011 include the settlement with the former chief financial officer of MedQuist Inc. of indemnification claims with the former chief financial officer which will reduce legal fees MedQuist Inc. would otherwise be required to pay pursuant to the indemnification obligations under the MedQuist Inc. bylaws, and the legal fees incurred in connection with the settlement of Shareholder Litigation. See Note 12, Commitments and Contingencies.

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

11. Income Taxes

Our consolidated income tax expense normally consists principally of an increase in deferred tax liabilities related to indefinite lived assets amortization deductions for income tax purposes during the applicable period as well as state and foreign income taxes. We recorded a valuation allowance to reduce our net deferred tax assets to an amount that is more likely than not to be realized in future years.

We regularly assess the future realizability of deferred tax assets and whether the valuation allowance against the majority of domestic net deferred tax assets is still warranted. To the extent sufficient positive evidence, including past results and future projections, exists to recognize all or part of these benefits, the valuation allowance will be adjusted accordingly. It is reasonably possible that some or all of the valuation allowance could be further adjusted within the next year.

The Company recorded an income tax benefit of $17.2 million for the nine months ended September 30, 2011, compared to a $0.2 income tax benefit for the same period in 2010. During the three month period ended September 30, 2011, we completed our acquisitions of M*Modal and other entities, which resulted in the recording of additional deferred tax liabilities in purchase accounting. These deferred tax liabilities provide a source of positive evidence for releasing the valuation allowance against certain domestic deferred tax assets resulting in a non-cash tax benefit of $20.9 million, which is considered a discrete event in the three months ended September 30, 2011. The tax benefit for the nine months ended September 30, 2010 includes the reversal of approximately $0.5 million from our accrual for various state uncertain tax positions as a result of filing voluntary disclosure agreements with state jurisdictions.

In January 2011, we re-domiciled from a British Virgin Island company to a Delaware corporation. Accordingly, domestic income taxes now refers to income taxes recorded on operations in the United States.

SIPL has received notifications of tax assessments resulting from transfer pricing audits for fiscal tax periods ended March 31, 2007, 2005 and 2004. Total assessments and demands related to these notifications amount to 204.5 million Rupees (approximately $4.3 million), including penalties and interest. The Company has filed appeals with India authorities under the India Income Tax Act. Pending resolution of the Company's appeal process, the Company has been required to make advance tax payments aggregating to $1.2 million, which is included other current assets in the accompanying Consolidated Balance Sheets. At the time of acquisition of SIPL, the Company evaluated and recorded a liability of $4.8 million related to transfer pricing exposures as a part of the purchase price allocation. The Company believes this liability remains adequate to cover all such transfer pricing exposures.

12. Commitments and Contingencies

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

On June 17, 2011, following mail and publication notice to MedQuist Inc.'s shareholders, the Court held a fairness hearing on the settlement. On this date, the Court entered an Order and Final Judgment (the "Final Judgment") that, among other things, (a) certified the settlement class consisting of all MedQuist Inc.'s shareholders (except the named defendants and their families and affiliates) as of and including the date of the closing of the Short Form Merger contemplated under the Stipulation of Settlement (the "Settlement Class"), (b) found the terms set forth in the Stipulation of Settlement to be fair and reasonable and in the best interests of the Settlement Class, and (c) approved the application for attorney's fees and costs and awarded plaintiffs' counsel $400 which was recorded in Cost (benefit) of legal proceedings, settlements and accommodations for the nine months ended September 30, 2011, and in accrued expenses as of September 30, 2011. The final judgment also dismissed the case with prejudice.

Agreement with Nuance Communications, Inc.

On June 30, 2011, MedQuist Inc. and Nuance Communications, Inc., ("Nuance"), entered into an agreement whereby MedQuist Inc. agreed to pay Nuance an agreed upon amount in full satisfaction of MedQuist Inc.'s license fee obligations with respect to certain products through June 30, 2015. MedQuist Inc. also agreed to pay Nuance for one year of maintenance services to be provided by Nuance to MedQuist with respect to the licensed products. The maintenance services will automatically renew for successive one-year terms unless canceled in writing by MedQuist Inc. prior the annual renewal date or the underlying agreement expires. The installments due under the agreement were paid during the second and third quarters of 2011, and are classified in both other current assets and other assets in the accompanying Consolidated Balance Sheets. The related expense is being recorded over the contractual period. As a result of the Merger with M*Modal, MedQuist Inc. expects to transition its back-end speech recognition to the M*Modal platform. The transition period is currently under evaluation and when the transition plans are finalized, we will reassess the useful life to prospectively record the expense over the new useful life. Any unamortized pre-paid license fees to Nuance will be recognized as restructuring expense over the remaining useful life.

13. Fair Value Measurements
Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820") establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained

MedQuist Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
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

Derivative Financial Instruments
The Company uses interest rate cap contracts to manage its interest rate risk. As of September 30, 2011, the Company has interest rate cap contracts for $60.0 million in notional amounts, which amortize over time and expire in January 2013, to the limit the risk of increase of fluctuation in interest rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps.  The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements.

The Company also uses foreign exchange forward contracts to manage its foreign exchange risk. As of September 30, 2011, the Company has foreign exchange forward cover contracts for $41.0 million of notional amounts, which expire through June 2012, to limit the risk of fluctuation in foreign exchange rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including foreign exchange forward rates and implied volatilities.  To comply with the provisions of FASB ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. However, as of September 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the Company has determined that its valuations for the foreign currency exchange contracts in their entirety are classified in Level 2 of the fair value hierarchy.

The Company's assets (liabilities) measured at fair value on a recurring basis were as follows:

Balance at September 30, 2011
Interest rate agreements	$4
Foreign currency derivatives	$(3,026)

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

Foreign currency derivatives are classified in other current assets or liabilities. Prior to the current reporting period, the Company recorded gains and losses on the foreign currency derivatives in an allocation between cost of revenues and selling, general and administrative expense. For the three and nine months ended September 30, 2011, the Company reclassified gains and losses on the foreign currency derivatives to other income (expense) in the Consolidated Statements of Operations, as the Company believes that the foreign currency derivative impacts do not reflect the Company's ongoing operations and should be recorded separately from operating income on the Consolidated Statements of Operations. Other expense for the nine months ended September 30, 2011 includes the impact of $0.9 million of foreign currency derivative gains, which were recognized during the first half of the year and reclassified in conformity with this change.

For the three and nine months ended September 30, 2011, losses in fair value for the foreign currency derivative contracts of $4.1 million and $3.2 million, respectively, as offset by recognized gains from the settlement of such contracts of $0.1 million and $0.6 million, respectively, were classified in other expense in the Consolidated Statements of Operations.
14. Subsequent events

In accordance with the terms of the stipulation of settlement entered into in connection with the settlement of certain MedQuist Inc. shareholder litigation, on October 18, 2011, we completed the Short Form Merger with MedQuist Inc., resulting in MedQuist Inc. becoming our indirect wholly-owned subsidiary and MedQuist Inc. common stock no longer trading on the OTCQB or on any other market. As a result of the Short Form Merger, the remaining approximately 3% issued and outstanding shares of MedQuist Inc. not held by us were canceled and converted in the Short Form Merger to the right to receive one share of our common stock. In the Short Form Merger, we issued an additional 1.2 million shares of our common stock. We now own 100% of MedQuist Inc. The Short Form Merger will result in a reclassification from noncontrolling interest to common stock and additional paid-in-capital in the fourth quarter of 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as "projects," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," "would," "could," "will," "opportunity," "potential" or "may," variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the risk factors set forth in the in the 2010 Form 10-K as modified or supplemented with the risk factors listed under Item 1A of Part II of this Quarterly Report on Form 10-Q. These and other risks and uncertainties that could affect our actual results are discussed in this report and in our other filings with the SEC.

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

Executive Overview

We are a leading provider of integrated clinical documentation solutions for the U.S. healthcare system. Our end-to-end solutions convert physicians' dictation of patient interactions, or the physician narrative, into a high quality and customized electronic record. These solutions integrate technologies and services for voice capture and transmission, automated speech recognition ("ASR"), medical transcription and editing, workflow automation, and document management and distribution to deliver a complete managed service for our customers. Our solutions enable hospitals, clinics, and physician practices to improve the quality of clinical data as well as accelerate and automate the documentation process, and we believe our solutions improve physician productivity and satisfaction, enhance revenue cycle performance, and facilitate the adoption and meaningful use of electronic health records.

On August 18, 2011, we completed the acquisition and merger ("Merger") of 100% of the shares of MultiModal Technologies, Inc. ("M*Modal"). The Merger provides us ownership of speech and natural language understanding technologies, and is expected to facilitate consolidation to a single back-end speech recognition platform, provide a broader product offering to local and regional transcription partners and leverage M*Modal's cloud based services to enhance gross margins.

We believe that there are significant opportunities available to create value through strategic acquisitions. We intend to seek appropriate opportunities to expand our customer base, enhance or expand our solutions, incorporate synergy opportunities and expand our value proposition to our customers.

Key Factors Affecting Our Performance

During the third quarter of 2011, we made three acquisitions, including the Merger with M*Modal, that we anticipate will increase volume and provide us ownership of speech and natural language understanding technologies, facilitate consolidation to a single back-end speech recognition platform, provide a broader product offering to local and regional transcription partners and leverage M*Modal's cloud based services to enhance gross margins. In 2010, we completed the acquisition of Spheris and in 2008 we completed the acquisition of MedQuist Inc., both of which materially impacted our financial results. In addition, our results have also been impacted by volume changes, pricing impacts as we move to ASR and offshore production, as well as operating improvements and selling, general and administrative expense savings resulting from leveraging our scalable platform.

Customer Accommodation Program

During the nine months ended September 30, 2011 we reversed $9.7 million of the Customer Accommodation Program ("Customer Accommodation Program") accrual as the MedQuist Inc. board of directors terminated the Customer Accommodation Program on March 31, 2011. We also recorded a charge for a settlement of our indemnification obligations with the former chief financial officer of MedQuist Inc., and fees in connection with the Shareholder Litigation.

Agreement with Nuance Communications, Inc.

On June 30, 2011, MedQuist Inc. and Nuance Communications, Inc., ("Nuance"), entered into an agreement whereby MedQuist Inc. agreed to pay Nuance an agreed upon amount in full satisfaction of MedQuist Inc.'s license fee obligations with respect to certain products through June 30, 2015. MedQuist Inc. also agreed to pay Nuance for one year of maintenance services to be provided by Nuance to MedQuist with respect to the licensed products. The maintenance services will automatically renew for successive one-year terms unless canceled in writing by MedQuist Inc. prior the annual renewal date or the underlying agreement expires. The installments due under the agreement were paid during the second and third quarters of 2011, and are classified in both other current assets and other assets in the accompanying Consolidated Balance Sheets. The related expense is being recorded over the contractual period. As a result of the Merger with M*Modal, MedQuist Inc. expects to transition its back-end speech recognition to the M*Modal platform. The transition period is currently under evaluation and when the transition plans are finalized, we will reassess the useful life to prospectively record the expense over the new useful life. Any unamortized pre-paid license fees to Nuance will be recognized as restructuring expense over the remaining useful life.

Volume and Pricing Trends

Providing clinical documentation and technology services to our customers generates the vast majority of our revenue. We measure the volume associated with such services using the number of lines and line equivalents that are billed by the Company, as defined by a customer's contract, including volume transcribed or edited on the Company's transcription platforms, as well as ASR volume. Product sales and related maintenance contracts and implementation services make up the balance of our net revenues.

We base our pricing on various factors, principally market forces, the extent to which we can utilize our offshore production facilities, the extent to which customers utilize the ASR technology available in our solutions, the scope of services provided, and turnaround times requested. We work with our customers to evaluate how different solutions affect pricing and to determine what for them is an optimal mix of service level and price. Higher utilization of offshore production and ASR leads to lower costs for us, which permits us to offer better pricing to our customers while at the same time contributing to margin growth. We have successfully migrated a significant portion of our volume offshore and we will continue these efforts.

As technological advances and increased use of offshore resources have driven down industry costs, the average price per character has also declined as healthcare providers have sought to participate in the economic gains. We intend to monitor and adjust our pricing accordingly to remain competitive as these industry trends continue.

Operating Improvements

Cost of revenues on a per unit basis has declined versus the prior year period due to the increased percentage of volume produced offshore and the increased utilization of ASR technology, as well as a shift in other staffing offshore in order to further reduce operating costs. We have increased our offshore production volumes from 42% for the three months ended September 30, 2010 to 45% for the same period in 2011, and from 41% for the nine months ended September 30, 2010 to 43% for the same period in 2011, respectively. Our use of ASR technology has increased from 67% for the three months ended September 30, 2010 to 76% for the same period in 2011, and from 62% for the nine months ended September 30, 2010 to 74% for the same period in 2011, respectively. As we continue to increase the use of ASR technology and move volume offshore, we expect to continue to reduce costs.

Adjusted EBITDA

Adjusted EBITDA was $29.8 million, or 27.6% of net revenues, for the three months ended September 30, 2011, compared to $24.5 million, or 21.7% of net revenues, for the same period in 2010. This increase is primarily due to increased gross margins and also reflects the acquisition of M*Modal and the two additional acquisitions completed in the third quarter of 2011. Adjusted EBITDA was $84.0 million, or 25.6% of net revenues, for the first nine months of 2011, compared to $57.8 million, or 18.8% of net revenues, for the same period last year. This increase is primarily the result of the contribution from the integration of Spheris. Adjusted EBITDA is a non-GAAP financial measure. See section "Non-GAAP Financial Measure - Adjusted EBITDA" below for further discussion of this financial measure.

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

Private Exchange

Certain of MedQuist Inc.'s noncontrolling stockholders entered into an exchange agreement with us, whereby we issued 4.8 million shares of our common stock in exchange for their 4.8 million shares of MedQuist Inc. common stock. We refer to this transaction as the Private Exchange. The Private Exchange was completed on February 11, 2011 and increased our ownership in MedQuist Inc. from 69.5% to 82.2%.

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

Short Form Merger

In accordance with the terms of the stipulation of settlement entered into in connection with the settlement of certain MedQuist Inc. shareholder litigation, on October 18, 2011, we completed a short-form merger (the "Short Form Merger") with MedQuist Inc., resulting in MedQuist Inc. becoming our indirect wholly-owned subsidiary and MedQuist Inc. common stock no longer trading on the OTCQB or on any other market. As a result of the Short Form Merger, the remaining approximately 3% issued and outstanding shares of MedQuist Inc. not held by us were canceled and converted in the Short Form Merger to the right to receive one share of our common stock. In the Short Form Merger, we issued an additional 1.2 million shares of our common stock. We now own 100% of MedQuist Inc. The Short Form Merger will result in a reclassification from noncontrolling interest to common stock and additional paid-in-capital in the fourth quarter of 2011.

Consolidated Results of Operations
The following tables set forth our consolidated results of operations for the three months ended September 30, 2011 and 2010:

MedQuist Holdings Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three Months Ended September 30,
	2011		2010			Change in
		% of Net		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Net revenues	$108,034	100.0%	$113,200	100.0%	$(5,166)	—
Cost of revenues	62,068	57.5%	69,936	61.8%	(7,868)	(4.3)%
Gross profit	45,966	42.5%	43,264	38.2%	2,702	4.3%
Operating costs and expenses:
Selling, general and administrative	15,469	14.3%	15,565	13.8%	(96)	0.6%
Research and development	2,181	2.0%	3,351	3.0%	(1,170)	(0.9)%
Depreciation and amortization	9,219	8.5%	9,125	8.1%	94	0.5%
Cost of legal proceedings, settlements and accommodations	44	—%	633	0.6%	(589)	(0.5)%
Acquisition and restructuring	6,251	5.8%	1,797	1.6%	4,454	4.2%
Total operating costs and expenses	33,164	30.7%	30,471	26.9%	2,693	3.8%
Operating income	12,802	11.8%	12,793	11.3%	9	0.5%
Equity in income of affiliated company	—	—	70	0.1%	(70)	(0.1)%
Other (expense) income	(4,033)	(3.7)%	482	0.4%	(4,515)	(4.2)%
Interest expense, net	(7,081)	(6.6)%	(4,663)	(4.1)%	(2,418)	(2.4)%
Income from continuing operations before income taxes and noncontrolling interests	1,688	1.6%	8,682	7.7%	(6,994)	(6.1)%
Income tax (benefit) provision	(19,226)	(17.8)%	229	0.2%	(19,455)	(18.0)%
Net income from continuing operations	$20,914	19.4%	$8,453	7.5%	$12,461	11.9%
Income from discontinued operations	—	—	155	0.1%	(155)	(0.1)%
Net income	20,914	19.4%	8,608	7.6%	12,306	11.8%
Less: Net income attributable to noncontrolling interests	(361)	(0.3)%	(2,737)	(2.4)%	2,376	2.1%
Net income attributable to MedQuist Holdings Inc.	$20,553	19.0%	$5,871	5.2%	$14,682	13.8%

Net revenues

Net revenues were $108.0 million for the three months ended September 30, 2011, compared with $113.2 million for the three months ended September 30, 2010, representing a $5.2 million, or 5%, decrease. The decrease is primarily due to decreases in revenue per line attributable to an increased percentage of speech recognition volumes and increased utilization of technology in our service offerings.

Cost of revenues

Cost of revenues were $62.1 million for the three months ended September 30, 2011, compared with $70.0 million for the three months ended September 30, 2010. As a percentage of net revenues, cost of revenues decreased to 57.5% for the three months ended September 30, 2011, compared to 61.8% for the same period in 2010 primarily due to increased utilization of speech recognition technologies, increased utilization of offshore resources and other operating cost reduction initiatives.

Selling, general and administrative

Selling, general and administrative expenses were $15.5 million for the three month period ended September 30, 2011, compared to $15.6 million for the same period in the prior year.

Research & development

Research and development expenses were $2.2 million for the three months ended September 30, 2011, compared with $3.4 million for the three months ended September 30, 2010. This decrease was primarily due to the impact of synergies realized from the Spheris acquisition and other cost saving initiatives.

Depreciation and amortization

Depreciation and amortization was $9.2 million for the three months ended September 30, 2011, compared with $9.1 million for the three months ended September 30, 2010. We expect to record higher amortization expensed in future periods due to the capitalized intangible assets acquired from M*Modal.

Cost of legal proceedings, settlements and accommodations

Cost of legal proceedings, settlements and accommodations was approximately $0.1 million for the three months ended September 30, 2011, compared to $0.6 million for the same period in 2010. This decrease is primarily due to the Company settling litigation in May 2011 related to our indemnification obligations with the former chief financial officer of MedQuist Inc., and settling claims in March 2011 and July 2011 made by certain of the Company's former principal shareholders under a terminated management services agreement.

Acquisition and restructuring

We incurred acquisition and restructuring charges of $6.3 million, net of $0.6 million in reversals related to the 2010 restructuring plan, for the three months ended September 30, 2011, compared to $1.8 million for the same period in 2010, representing a $4.5 million, or 248% increase. The increase was primarily due to costs incurred for acquisitions, including the merger with M*Modal completed during the current quarter and increased charges as the Company completes the integration of Spheris and integration of MedQuist Inc. with MedQuist Holdings Inc. In addition, in July 2011 we recorded $1.2 million in restructuring charges related to the separation of the Company's former President and CEO.

We expect that restructuring activities to continue in 2011 as management identifies opportunities for synergies from the integration of MedQuist Inc. into MedQuist Holdings Inc., including elimination of redundant functions. Also, the Company has completed several acquisitions in 2011, including M*Modal, and may complete additional acquisitions in the fourth quarter of 2011, which will likely result in additional charges. The benefits from these restructuring efforts are expected to be realized beginning 2012.

Other (expense) income

Other (expense) income was an expense of $4.0 million for the three months ended September 30, 2011, compared with income of $0.5 million for the three months ended September 30, 2010. This decrease was primarily due to a $4.1 million foreign exchange loss on the Indian rupee.

Interest expense, net

Interest expense, net, was $7.1 million for the three months ended September 30, 2011, compared to $4.7 million for the same period in 2010, representing a $2.4 million, or 52%, increase. The increase in interest expense, net, is primarily due to the Company entering into the Senior Secured Credit Facility, which consisted of a $200 million term loan and a $25 million revolving credit facility, on October 1, 2010.

Income tax (benefit) provision

Income tax provision benefit was $19.2 million for the three months ended September 30, 2011, compared to an expense of $0.2 million for the same period last year. During the three month period ended September 30, 2011, we completed our acquisitions of M*Modal and other entities, which resulted in the recording of additional deferred tax liabilities in purchase accounting.  These deferred tax liabilities provide a source of positive evidence for releasing the valuation allowance against certain domestic deferred tax assets resulting in a non-cash tax benefit of $20.9 million, which is considered a discrete event in the three months ended September 30, 2011.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $0.4 million for the three months ended September 30, 2011, compared to $2.7 million for the same period in 2010, representing a $2.3 million, or 87%, decrease. The decrease is due to the increased ownership in MedQuist Inc. that occurred during the first quarter of 2011, resulting in the Company now holding 97% of the outstanding shares of MedQuist and the noncontrolling interest of MedQuist Inc. decreasing from 30.5% to approximately 3%.

In accordance with the terms of the stipulation of settlement entered into in connection with the settlement of certain MedQuist Inc. shareholder litigation, on October 18, 2011, we completed a Short Form Merger with MedQuist Inc., resulting in MedQuist Inc. becoming our indirect wholly-owned subsidiary and MedQuist Inc. common stock no longer trading on the OTCQB or on any other market. As a result of the Short Form Merger, the remaining approximately 3% issued and outstanding shares of MedQuist Inc. not held by us were canceled and converted in the Short Form Merger to the right to receive one share of our common stock. In the Short Form Merger, we issued an additional 1.2 million shares of our common stock. We now own 100% of MedQuist Inc. The Short Form Merger will result in a reclassification from noncontrolling interest to common stock and additional paid-in-capital in the fourth quarter of 2011.

The following tables set forth our consolidated results of operations for the nine months ended September 30, 2011 and 2010:

MedQuist Holdings Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Nine Months Ended September 30,
	2011		2010			Change in
		% of Net		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Net revenues	$327,709	100.0%	$306,792	100.0%	$20,917	—
Cost of revenues	193,542	59.1%	194,886	63.5%	(1,344)	(4.5)%
Gross profit	134,167	40.9%	111,906	36.5%	22,261	4.5%
Operating costs and expenses:
Selling, general and administrative	46,365	14.1%	45,664	14.9%	701	(0.7)%
Research and development	7,073	2.2%	8,944	2.9%	(1,871)	(0.8)%
Depreciation and amortization	26,516	8.1%	23,745	7.7%	2,771	0.4%
(Benefit) cost of legal proceedings, settlements and accommodations	(6,888)	(2.1)%	2,785	0.9%	(9,673)	(3.0)%
Acquisition and restructuring	17,520	5.3%	8,808	2.9%	8,712	2.5%
Total operating costs and expenses	90,586	27.6%	89,946	29.3%	640	(1.7)%
Operating income	43,581	13.3%	21,960	7.2%	21,621	6.1%
Equity in income of affiliated company	—	—	616	0.2%	(616)	(0.2)%
Other (expense) income	(2,560)	(0.8)%	560	0.2%	(3,120)	(1.0)%
Interest expense, net	(21,079)	(6.4)%	(11,969)	(3.9)%	(9,110)	(2.5)%
Income from continuing operations before income taxes and noncontrolling interests	19,942	6.1%	11,167	3.6%	8,775	2.4%
Income tax provision (benefit)	(17,196)	(5.2)%	(153)	—%	(17,043)	(5.2)%
Net income from continuing operations	$37,138	11.3%	$11,320	3.7%	$25,818	7.6%
Income from discontinued operations	—	—	338	0.1%	(338)	(0.1)%
Net income	37,138	11.3%	11,658	3.8%	25,480	7.5%
Less: Net income attributable to noncontrolling interests	(2,138)	(0.7)%	(5,234)	(1.7)%	3,096	1.1%
Net income attributable to MedQuist Holdings Inc.	$35,000	10.7%	$6,424	2.1%	$28,576	8.6%

Net revenues

Net revenues increased $20.9 million to $327.7 million for the nine months ended September 30, 2011, compared with $306.8 million for the nine months ended September 30, 2010. The increase was primarily due to a full year impact of the acquisition of Spheris, partially offset by anticipated decreases in revenue per line attributable to increased utilization of technology in our offerings and decreased revenues associated with our increase in year-over-year offshore volumes.

Cost of revenues

Cost of revenues were $193.5 million for the nine months ended September 30, 2011, compared with $194.9 million for the same period in 2010. As a percentage of net revenues, cost of revenues decreased to 59.1% for the nine months ended September 30, 2011 from 63.5% for the same period in 2010, primarily due to increased utilization of speech recognition technologies, increased utilization of offshore resources and other operating cost reduction initiatives.

Selling, general and administrative

SG&A expenses were $46.4 million for the nine months ended September 30, 2011, compared with $45.7 million for the same period in 2010.

Research & development

Research and development expenses were $7.1 million for the nine months ended September 30, 2011, compared with $8.9 million for the same period in 2010. R&D expenses as a percentage of net revenues were 2.2% for the nine months ended September 30, 2011, compared to 2.9% for the same period in 2010. This decrease was primarily due to the impact of synergies realized from the Spheris acquisition and other cost saving initiatives.

Depreciation and amortization

Depreciation and amortization was $26.5 million for the nine months ended September 30, 2011, compared to $23.7 million for the same period in 2010. This increase is primarily due to the amortization of intangibles related to the Spheris acquisition in April 2010. We expect to record higher amortization expensed in future periods due to the capitalized intangible assets acquired from M*Modal.

(Benefit) cost of legal proceedings, settlements and accommodations

(Benefit) cost of legal proceedings, settlements and accommodations was a benefit of $6.9 million for the nine months ended September 30, 2011, compared to a cost of $2.8 million for the same period in 2010. During the nine months ended September 30, 2011 we reversed $9.7 million of the Customer Accommodation Program accrual as the MedQuist Inc. board of directors terminated the Customer Accommodation Program on March 31, 2011. We also recorded a charge for a settlement of our indemnification obligations with the former chief financial officer of MedQuist Inc., and the settlement of Shareholder Litigation.

Acquisition and restructuring

We incurred acquisition and restructuring charges of $17.5 million for the nine months ended September 30, 2011, compared to $8.8 million for the same period in 2010. During the nine months ended September 30, 2011, we recorded net restructuring charges of $9.5 million, including approximately $4.3 million from a reduction in workforce and a charge of $1.5 million representing future lease payments on MedQuist Inc.'s former corporate headquarters in Mt. Laurel, New Jersey and former data center in Sterling, Virginia, net of estimated sublease rentals. The future minimum lease payments on the Mt. Laurel facility total $2.5 million. In addition, in July 2011 we recorded $1.2 million in charges related to the separation of the Company's former President and CEO. Acquisition charges related to costs incurred for the merger with M*Modal and other acquisitions in 2011.

We expect that restructuring activities to continue in 2011 as management identifies opportunities for synergies from the integration of MedQuist Inc. into MedQuist Holdings Inc., including elimination of redundant functions. Also, the Company has completed several acquisitions in 2011, including M*Modal, and may complete additional acquisitions in the fourth quarter of 2011, which would likely result in additional charges. The benefits from these restructuring efforts are expected to be realized beginning 2012.

Other (expense) income

Other (expense) income was an expense of $2.6 million for the nine months ended September 30, 2011, compared with income of $.6 million for the nine months ended September 30, 2010. This decrease was primarily due to a $2.6 million foreign exchange loss on the Indian rupee.

Interest expense, net

Interest expense, net, during the nine months ended September 30, 2011 was $21.1 million, compared to $12.0 million for the same period in 2010. The increase in interest expense, net, is primarily due to the Company entering into the Senior Secured Credit Facility, which consisted of a $200 million term loan and a $25 million revolving credit facility, on October 1, 2010.

Income tax provision

The Company recorded an income tax benefit of $17.2 million for the nine months ended September 30, 2011, compared to a $0.2 income tax benefit for the same period in 2010. During the most recent quarter, we completed our acquisitions of M*Modal and other entities, which resulted in the recording of additional deferred tax liabilities in purchase accounting.  These deferred tax liabilities provide a source of positive evidence for releasing the valuation allowance against certain domestic deferred tax assets resulting in a non-cash tax benefit of $20.9 million, which is considered a discrete event in the nine months ended September 30, 2011.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests for the nine months ended September 30, 2011 was $2.1 million, compared to $5.2 million in the same period in 2010. The decrease is due to the increased ownership in MedQuist Inc. that occurred during the first quarter of 2011, resulting in the Company now holding 97% of the outstanding shares of MedQuist and the noncontrolling interest of MedQuist Inc. decreasing from 30.5% to approximately 3%.

In accordance with the terms of the stipulation of settlement entered into in connection with the settlement of certain MedQuist Inc. shareholder litigation, on October 18, 2011, we completed a Short Form Merger with MedQuist Inc., resulting in MedQuist Inc. becoming our indirect wholly-owned subsidiary and MedQuist Inc. common stock no longer trading on the OTCQB or on any other market. As a result of the Short Form Merger, the remaining approximately 3% issued and outstanding shares of MedQuist Inc. not held by us were canceled and converted in the Short Form Merger to the right to receive one share of our common stock. In the Short Form Merger, we issued an additional 1.2 million shares of our common stock. We now own 100% of MedQuist Inc. The Short Form Merger will result in a reclassification from noncontrolling interest to common stock and additional paid-in-capital in the fourth quarter of 2011.

Adjusted EBITDA (Non GAAP financial measure)

The following table presents a reconciliation of net income attributable to MedQuist Holdings Inc. to Adjusted EBITDA (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to MedQuist Holdings Inc.	$20,553	$5,871	$35,000	$6,424
Net income attributable to noncontrolling interests	361	2,737	2,138	5,234
Income tax provision (benefit)	(19,226)	229	(17,196)	(153)
Interest expense, net	7,081	4,663	21,079	11,969
Depreciation and amortization	9,219	9,125	26,516	23,745
Cost (benefit) of legal proceedings, settlements and accommodations	44	633	(6,888)	2,785
Acquisition and restructuring	6,251	1,797	17,520	8,808
Other (income) expense	4,033	(482)	2,560	(560)
Realized gain on settlement of foreign currencies	93	—	627	—
Discontinued operations	—	(155)	—	(338)
Equity in income of affiliated company	—	(70)	—	(616)
Share based compensation and other non-cash awards	1,360	164	2,681	486
Adjusted EBITDA	$29,769	$24,512	$84,037	$57,784
Adjusted EBITDA as a percentage of net revenues	27.6%	21.7%	25.6%	18.8%

Adjusted EBITDA is a metric used by management to measure operating performance. Adjusted EBITDA is defined as net income attributable to MedQuist Holdings Inc., as applicable, plus net income attributable to noncontrolling interests, income taxes, net interest expense, depreciation and amortization, cost (benefit) of legal proceedings, settlements, and accommodations, acquisition and restructuring charges, discontinued operations, equity in income of affiliated company, share based compensation and other non-cash awards, realized gain on settlement of foreign currency hedges, excluding other (income) expense. The realized gain on settlement of foreign currency hedges is a component of other (income) expense, as reported in the Consolidated Statements of Operations. Share-based compensation and other non-cash awards represents only the portion of such expense that is a component of selling, general and administrative expense, as reported in the Consolidated Statements of Operations, as it excludes such expense attributable to the Company's restructuring actions.

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

•	the impact of non-cash charges; and

•	the impact of acquisition and integration related charges, restructuring charges, and certain unusual or nonrecurring items.

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

Liquidity and Capital Resources

Our principal sources of liquidity include cash generated from operations, available cash on hand and availability under our revolving credit facility.

Operating activities

Cash provided by operating activities was $43.5 million and $28.7 million for the nine months ended September 30, 2011 and 2010, respectively. Net cash provided by operating activities during the nine months ended September 30, 2011 was primarily impacted by the following items:

•	Improvement in net income, which increased to $37.1 million for the nine months ended September 30, 2011, compared to $11.7 million for the same period prior year.

•
Improved collections of accounts receivable balances provided $15.8 million of cash for the nine months ended September 30, 2011, compared to higher accounts receivable balances resulting in a use of cash of $1.3 million for the nine months ended September 30, 2010.

These improvements were partially offset by certain prepaid fees for software licenses and maintenance services.

Investing activities

Cash used in investing activities was $73.6 million and $107.3 million for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, we invested $56.6 million for the acquisitions of M*Modal and other entities, compared to $97.7 million for the acquisition of Spheris and its affiliates for the same period in 2010.

Financing activities

Cash provided by financing activities was $2.1 million and $73.2 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in cash provided by financing activities was primarily due to a reduction in net proceeds from debt. Net proceeds from debt was $30.4 million, including draw downs of $25 million under the Revolving Credit Facility for general corporate purposes, for the nine months ended September 30, 2011, compared to $110.1 million for the same period in 2010. Throughout the nine months ended September 30, 2011, we made payments of $19.0 million in the period related the IPO, the Private Exchange and the Public Exchange Offer.

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

On August 18, 2011, we completed the acquisition and Merger of 100% of the shares of M*Modal. The Merger provides us ownership of speech and natural language understanding technologies, and is expected to facilitate consolidation to a single back-end speech recognition platform, provide a broader product offering to local and regional transcription partners and leverage M*Modal's cloud based services to enhance gross margins.

Pursuant to the Merger Agreement, on the closing date of the Merger, we paid an aggregate of approximately $49.0 million in cash to M*Modal's shareholders and optionholders, with funding provided by our available cash and availability under our revolving credit facility. Additionally, we issued an aggregate of 4,134,896 shares of our common stock to M*Modal's shareholders who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933. We are also obligated to pay approximately $28.8 million of additional cash consideration in three installments of approximately $16.3 million, $4.8 million and $7.7 million, respectively, following the first, second and third anniversaries of the closing date of the Merger. The deferred cash payments are included in the deferred acquisition payments, current, and deferred acquisition payments, non-

current, line items in the accompanying Consolidated Balance Sheets. The recipients of our common stock as Merger consideration have registration rights and are subject to restrictions on trading as set forth in a Stockholders Agreement entered into as of the closing date of the Merger. Certain shareholders of M*Modal also entered into restrictive covenant agreements as of the closing of the Merger, which prohibit them from, among other things, competing against us for five years after the closing of the Merger.

During the three and nine months ended September 30, 2011, we acquired two businesses other than M*Modal for a total cash consideration of $10.7 million, including $1.0 million in deferred acquisition payments that will be paid within one year of each respective acquisition. Subsequent to September 30, 2011, we acquired two additional businesses for a total cash consideration of $6.8 million. None of the acquisitions were individually material and were not material in the aggregate.

In September 2011, we amended the Senior Secured Credit Facility to, among other things, (i) permit repurchases of our outstanding common stock in an aggregate amount not to exceed $25.0 million and (ii) add an accordion feature that will allow for additional borrowing capacity of up to $50.0 million in the form of additional revolving credit commitments or incremental term loans, upon the satisfaction of certain conditions. As of September 30, 2011, the Company had not met these conditions; thus, there were no available borrowings under the accordion or the revolving credit facility.

In accordance with the terms of the stipulation of settlement entered into in connection with the settlement of certain MedQuist Inc. shareholder litigation, on October 18, 2011, we completed the Short Form Merger with MedQuist Inc., resulting in MedQuist Inc. becoming our indirect wholly-owned subsidiary and MedQuist Inc. common stock no longer trading on the OTCQB or on any other market. As a result of the Short Form Merger, the remaining approximately 3% issued and outstanding shares of MedQuist Inc. not held by us were canceled and converted in the Short Form Merger to the right to receive one share of our common stock. In the Short Form Merger, we issued an additional 1.2 million shares of our common stock. We now own 100% of MedQuist Inc. The Short Form Merger will result in a reclassification from noncontrolling interest to common stock and additional paid-in-capital in the fourth quarter of 2011.

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

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. In 2011, we entered into currency hedge contracts for up to $72.0 million related to our offshore operations, of which $41 million were remaining as of September, 2011, which expire through June 30, 2012. In January 2011, as required under our Credit Agreement, we entered into Interest Rate Cap Contracts (for $60.0 million notional amounts which will amortize over time and expire on January 2013) to limit the risk of increase in interest rates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15, Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On June 17, 2011, following mail and publication notice to MedQuist Inc.'s shareholders, the Court held a fairness hearing on the settlement. On this date, the Court entered an Order and Final Judgment (the "Final Judgment") that, among other things, (a) certified the settlement class consisting of all MedQuist Inc.'s shareholders (except the named defendants and their families and affiliates) as of and including the date of the closing of the Short Form Merger contemplated under the Stipulation of Settlement (the "Settlement Class"), (b) found the terms set forth in the Stipulation of Settlement to be fair and reasonable and in the best interests of the Settlement Class, and (c) approved the application for attorney's fees and costs and awarded plaintiffs' counsel $400 which was recorded in Cost (benefit) of legal proceedings, settlements and accommodations for the nine months ended September 30, 2011, and in accrued expenses as of September 30, 2011. The final judgment also dismissed the case with prejudice.

Item 1A. Risk Factors

Excluding the updates discussed below, there have been no other material changes to the risk factors discussed in Part I, "Item 1A. Risk Factors," in the 2010 Form 10-K. You should carefully consider the risks described in our 2010 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2010 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

We have reviewed the risk factors previously disclosed in our Form 10-K and have the following revisions:

The risk factor in our 2010 Form 10-K which is entitled - "Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to pursue our growth strategy or to react to changes in the economy or our industry, and our debt obligations include restrictive covenants which may restrict our operations or otherwise adversely affect us." - is hereby amended and restated as follows:

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to pursue our growth strategy or to react to changes in the economy or our industry, and our debt obligations include restrictive covenants which may restrict our operations or otherwise adversely affect us.

As of September 30, 2011, we had approximately $296 million of indebtedness outstanding, consisting of $200 million of term loan debt under our Senior Secured Credit Facility, $85 million of Senior Subordinated Notes and other indebtedness consisting of capital leases and borrowings under other credit facilities, and we may incur additional indebtedness in the future. In September 2011, we amended the Senior Secured Credit Facility to, among other things, (i) permit repurchases of our outstanding common stock in an aggregate amount not to exceed $25.0 million and (ii) add an accordion feature that will allow for additional borrowing capacity of up to $50.0 million in the form of additional revolving credit commitments or incremental term loans, upon the satisfaction of certain conditions. As of September 30, 2011, the Company had not met these conditions; thus, there were no available borrowings under the accordion or the revolving credit facility. For the years 2011 through 2014, assuming no change in our indebtedness, we will have average, annual payment obligations of approximately $20.0 million for the principal amount of our indebtedness. Our interest expense, net, for the year ended December 31, 2010 and the nine months ended September 30, 2011 was $19.3 million and $21.1 million, respectively. Our variable rate indebtedness bears interest at LIBOR plus 5.50% with a LIBOR floor of 1.75%. Because the LIBOR floor is currently in effect, a 1.25% increase in LIBOR above current LIBOR levels would not increase our effective interest rate. At September 30, 2011, a 1.0% increase in the interest rate above this floor would impact our interest expense by approximately $1.75 million. This indebtedness could have important negative consequences to our business, including:
•increasing the difficulty of our ability to make payments on our outstanding debt;
•increasing our vulnerability to general economic and industry conditions because our debt payment obligations may limit our ability to use our cash to respond to or defend against changes in the industry or the economy;
•requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
•limiting our ability to pursue our growth strategy, including restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; and
•placing us at a disadvantage compared to our competitors who are less leveraged and may be better able to use their cash flow to fund competitive responses to changing industry, market or economic conditions.

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

The risk factor in our 2010 Form 10-K which is entitled - “We are dependent on third party speech recognition software incorporated in certain of our technologies, and the inability to maintain, support or enhance such third party software over time could harm our business.” - is hereby amended and restated as follows:

We are dependent on third party speech recognition software incorporated in certain of our technologies, and the inability to maintain, support or enhance such third party software over time could harm our business.

We license certain speech recognition software from a third party, which is a competitor, which we incorporate into several of our key products and solutions. Our ability to continue to sell and support these products and solutions depends on continued support from this licensor. If we were to experience the loss of this license, the portion of our business that relies on this software would be adversely affected while we transitioned it to our speech recognition software. There can be no assurance that such third party licensor will continue to invest the appropriate levels of resources in the software to maintain and enhance the capabilities of the software and if such third party licensor does not continue to develop its products, the development of our solutions to meet the requirements of our customers and potential customers could be adversely affected.

We have also identified the following additional risk factors:

Integration of our acquired M*Modal business may be costly and may cause disruption to the existing business operations.

On August 18, 2011, we completed our acquisition of M*Modal. On the closing date of the acquisition we paid an aggregate of approximately $49 million in cash to M*Modal's shareholders, optionholders and other third parties and issued an aggregate of 4,134,896 shares of our common stock (the “Shares”) to certain of MultiModal's shareholders. We are also obligated to pay up to approximately $28.8 million of additional cash consideration in three installments of approximately $16.3 million, $4.8 million and $7.7 million, respectively, following the first, second and third anniversaries of the closing date of the acquisition. The costs to acquire and integrate M*Modal may limit our ability to pursue other growth opportunities, unless additional capital can be obtained. The successful integration of independent businesses like us and M*Modal is a complex, costly, and time-consuming process that, even with proper planning and implementation, could significantly disrupt the business of M*Modal and our other operations. Achieving anticipated synergies and other benefits of the acquisition is subject to a number of uncertainties, including the timely integration of technology, operations and personnel of the two businesses. The challenges involved in this integration include:
•Combining solutions in a coherent and effective manner;
•Preserving customer, vendor and other important relationships of both us and M*Modal;
•Minimizing the diversion of management attention from ongoing business concerns;
•Retaining key employees;
•Managing new business structures; and
•Coordinating and combining operations, relationships and facilities.
Failure to successfully integrate the M*Modal business may reduce or eliminate the anticipated benefits of the M*Modal acquisition, which in turn could result in increased costs, decreased revenues, and diversion of management's time and energy and could materially impact our, M*Modal's and the combined businesses' financial condition and results of operations, as well as the market price of our common stock.

Many of M*Modal's speech recognition customer contracts and vendor agreements can be terminated by its customers and vendors, respectively, which could have a materially negative impact on our speech recognition business.

Due to the closing of our recent acquisition of M*Modal, many of M*Modal's speech recognition customer contracts and vendor agreements can be terminated by its customers and vendors, respectively. Many of M*Modal's speech recognition customers are direct competitors of our medical transcription business and may feel threatened by our acquisition of M*Modal. We continue to have discussions with these customers and vendors in order to retain their business and services, respectively. If certain customers or vendors terminate their contracts with us, our speech recognition business could be materially impacted in a negative way.

Speech recognition and natural language understanding technologies may not achieve widespread acceptance, which could limit our ability to grow our business.

Our business is primarily focused on, and we continue to invest heavily in, the development and marketing of speech recognition and natural language understanding technologies. The market for such technologies is relatively new and rapidly evolving. Our ability to increase revenue in the future depends in large measure on the acceptance of these technologies in general and our products in particular. The continued development of the market for our current and future speech understanding solutions will also depend on:
•physician, hospital and other healthcare provider demand for speech-enabled applications; and
•continuous improvement in speech recognition and natural language understanding technology.
Licensing of our products would be harmed if the market for these technologies does not continue to develop or develops slower than we expect, and, consequently, our business could be harmed.

The deterioration of the credit and capital markets may adversely affect our access to sources of funding.

We rely on our credit facilities to fund a portion of our working capital needs and other general corporate purposes. If any of the banks in the syndicates backing these facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of working capital requirements and other general corporate purposes. In the event that we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. Our inability to obtain financing on terms and within a time acceptable to us could have an adverse impact on our operations, financial condition, and liquidity.

Speech software products and services are not 100% accurate, and we could be subject to claims related to the performance of our products and services. Any claims, whether successful or unsuccessful, could result in significant costs and could damage our reputation.

Speech recognition and natural language understanding technologies, including our own, are not accurate in every instance. Our customers, including hospital systems and medical transcription service organizations use our products to provide important clinical documentation services to their customers. Any misrecognition of voice commands in connection with these services could result in claims against our customers or us for losses incurred. Although our contracts usually contain provisions designed to limit our exposure to such liability claims, a claim brought against us based on misrecognition, even if unsuccessful, could be time-consuming, divert management's attention from our business operations, result in costly litigation and harm our reputation. If any such claim is successful, we could be exposed to an award of substantial damages and our reputation could be harmed greatly. Moreover, existing or future laws or unfavorable judicial decisions could limit the enforceability of limitations of liability, disclaimers of warranty or other protective provisions contained in many, but not all of, our contracts.

Third-party intellectual property rights may limit the development and protection of our intellectual property, which could adversely affect our competitive position.

Our success is dependent, in large part, on our ability to: obtain patent protection for our products and processes; preserve our trade secrets and propriety technology; and operate without infringing upon the patents or other proprietary rights of third parties. The speech recognition and natural language understanding industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Companies in the speech recognition and natural language understanding industry have employed intellectual property litigation to gain a competitive advantage. Certain competitors and potential competitors of ours may have obtained patents which purport to cover the application of certain technologies that could be used for our products. We have not been a party to any suits asserting patent infringement against us. In addition, international patents may not be interpreted in the same manner as any counterpart United States patent.

Costly and protracted litigation may be necessary to protect our intellectual property rights.

We may have to engage in time consuming and costly litigation to protect our intellectual property rights or to determine the proprietary rights of third-parties and others. In addition, we may become subject to patent infringement claims or litigation, or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions. Defending and prosecuting intellectual property suits, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings are both costly and time-consuming. We may be required to litigate further to:
•enforce assignment and/or license agreements against our third-party developers;
•enforce our issued patents;
•protect our trade secrets or know-how;
•enforce non-compete agreements; or
•determine the enforceability, scope and validity of the proprietary rights of others.
Any litigation or interference proceedings may result in substantial expense and significant diversion of effort by technical and management personnel. If the results of such litigation or interference proceedings are adverse to us, then the results may:
•require us to seek licenses from third parties;
•prevent us from selling our products in certain markets or at all;
•subject us to significant liabilities to third parties; or
•require us to modify or remove our products from the market.
Although patent and intellectual property disputes are often settled through licensing and similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, if at all.
Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from further developing and/or selling our products. This could result in substantial harm to our business and our business may not be able to sustain such a loss.

Our stock price may fluctuate significantly.

The stock market, particularly in recent years, has experienced significant volatility, and the volatility of stocks often does not relate to the operating performance of the companies represented by the stock. The market price of our common stock could be subject to significant fluctuations because of general market conditions and because of factors specifically related to our businesses. Factors that could cause volatility in the market price of our common stock include:
•market conditions affecting our customers' businesses, including the level of mergers and acquisitions activity;
•the loss of any major customers or the acquisition of new customers for our services;
•announcements of new services or functions by us or our competitors;
•actual and anticipated fluctuations in our quarterly operating results;
•rumors relating to us or our competitors;
•actions of stockholders, including sales of shares by our directors and executive officers;
•additions or departures of key personnel; and
•developments concerning current or future strategic alliances or acquisitions.
These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

Provisions of Delaware law and our charter documents could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change management

Provisions of Delaware law and our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or delay attempts by stockholders to replace or remove our current management or members of our board of directors. These provisions include:
•a classified board of directors;
•limitations on the removal of directors;
•advance notice requirements for stockholder proposals and nominations;
•the inability of stockholders to act by written consent or to call special meetings;
•the ability of our board of directors to make, alter or repeal our by-laws; and
•the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine.
In addition, we are subject to Section 203 of the Delaware General Corporation Law, which limits business combination transactions with stockholders of 15% or more of our outstanding voting stock that our board of directors has not approved. These provisions and other similar provisions make it more difficult for stockholders or potential acquirers to acquire us without negotiation. These provisions may apply even if some stockholders may consider the transaction beneficial to them.
As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a premium over the then current market price for our common stock.

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. The price of our common stock could decline if one or more securities analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth, including growth through acquisitions. The payment of any future dividends will be determined by our board of directors in light of conditions then existing, including our earnings, financial condition and capital requirements, business conditions, corporate law requirements and other factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

No.	Description
2.1(1)
Agreement and Plan of Merger and Reorganization, dated as of July 11, 2011, by and among MedQuist Holdings Inc., Miami Acquisition Corporation, Miami Acquisition LLC, MultiModal Technologies, Inc. and Michael Finke.

10.1(1)
First Amendment to Credit Agreement, Waiver and Consent, dated as of July 11, 2011, by and among CBay Inc., MedQuist Inc., MedQuist Transcriptions, Ltd., MedQuist Holdings Inc., the other loan parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent for the lenders.

10.2(1)
Waiver and First Amendment to Senior Subordinated Note Purchase Agreement, dated as of July 11, 2011, by and among CBay Inc., MedQuist Inc., MedQuist Transcriptions, Ltd., MedQuist Holdings Inc., BlackRock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A. and THL Credit, Inc.

10.3(1)
Second Amendment to Senior Subordinated Note Purchase Agreement, dated as of July 11, 2011, by and among CBay Inc., MedQuist Inc., MedQuist Transcriptions, Ltd., MedQuist Holdings Inc., BlackRock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A. and THL Credit, Inc.

10.4(1)	Employment Agreement by and between MedQuist Holdings Inc. and Roger L. Davenport dated July 11, 2011.

10.5(1)	Restricted Stock Award Agreement, dated as of July 11, 2011, by and between MedQuist Holdings Inc. and Roger L. Davenport.

10.6(1)	Separation Agreement by and among MedQuist Holdings Inc., MedQuist Inc. and Peter Masanotti dated July 11, 2011.

10.7(2)	Agreement and Release, dated August 2, 2011, by and between Robert Aquilina and the Company Group.

10.8(2)	Separation Agreement and General Release, dated August 2, 2011, by and between Michael Seedman and the Company.

10.9(2)	Amendment to Share Option Agreement, dated August 2, 2011, by and between Robert Aquilina and the Company.

10.10(2)	Amendment to Share Option Agreement, effective August 2, 2011, by and between Michael Seedman and the Company.

10.11(3)	Subordinated Intercompany Note dated as of August 18, 2011 issued by CBay Inc. in favor of MedQuist Inc.

10.12(3)
Amendment No. 1 to Registration Rights Agreement dated as of August 18, 2011 by and among the Company and S.A.C. PEI CB Investment L.P., S.A.C. PEI CB Investment II, LLC and International Equities (S.A.C. Asia) Limited

10.13(4)	Stockholders' Agreement dated as of August 18, 2011 by and among the Company and the other parties listed on the signature pages thereto.

10.14(5)	Employment Agreement, dated August 15, 2011, by and between the Company and Ronald L. Scarboro.

10.15(5)	Restricted Stock Award Agreement, dated August 15, 2011, by and between the Company and Ronald L. Scarboro.

10.16(6)
Second Amendment to Credit Agreement, dated as of September 14, 2011, by and among CBay Inc., MedQuist Inc., MedQuist Transcriptions, Ltd., MedQuist Holdings Inc., the other loan parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent for the lenders.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1) - Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on July 12, 2011
(2) - Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on August 16, 2011
(3) - Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on August 23, 2011
(4) - Filed as an Exhibit to our Registration Statement on Form S-4 filed with the SEC on August 31, 2011
(5) - Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on September 8, 2011
(6) - Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on September 20, 2011
* - Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDQUIST HOLDINGS INC.
Date:	November 10, 2011	/s/ Roger L. Davenport
Roger L. Davenport
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 10, 2011	/s/ Ronald L. Scarboro
Ronald L. Scarboro
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.