Form 10-K
period 2011-12-31
MModal Inc.
filed 2012-03-15
CIK 1441567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 1-35069
MMODAL INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	98-0676666
incorporation or organization)	(I.R.S. Employer Identification No.)

9009 Carothers Parkway, Franklin, TN 37067
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code:
(615) 261-1740

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.10 par value per share	Name of each exchange on which registered The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock on June 30, 2011, was $412,316,503. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Global Market of The NASDAQ Stock Market LLC.
The number of registrant's shares of common stock, par value of $0.10 per share, outstanding as of February 24, 2012 was 56,537,000.
Documents incorporated by reference
Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

MModal Inc.
Annual Report on Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	each of the factors discussed in this Item 1A, Risk Factors as well as risks discussed elsewhere in this report;

•	each of the matters discussed in Item 3, Legal Proceedings;

•	our ability to recruit and retain qualified medical transcriptionists (“MTs”), medical editors (“MEs”), and other employees;

•	changes in law, including, without limitation, the impact HIPAA has on our business; and

•	the impact of our new services and products on the demand for our existing services and products.

Except where the context otherwise requires, or where otherwise indicated, references in this report to “the Company,” “we,” “us,” or “our” are to MModal Inc. (formerly MedQuist Holdings Inc. and CBaySystems Holdings Limited) and its subsidiaries, references to “MModal MQ Inc.” are to MModal MQ Inc. (formerly MedQuist Inc.) and its subsidiaries and references to “Spheris” are to Spheris Inc. and its subsidiaries for the period prior to April 22, 2010 and to the business we acquired from Spheris Inc. for the period after such date.

PART I

Item 1. Business

Overview

We are a leading provider of clinical documentation solutions providing clinical narrative capture services, Speech and Language Understanding™ technology and clinical documentation workflow solutions for the healthcare industry. Our end-to-end technology-enabled solutions convert the physicians' dictation into a comprehensive patient story through high-quality clinical documentation with rich context that can be leveraged across a healthcare enterprise for reimbursement, clinical decision support, business intelligence and distribution.

We provide comprehensive dictation and transcription solutions and services that automate the input and management of medical information. Our cloud-based solutions provide platforms to generate and distribute clinical documentation through the use of advanced dictation and transcription, and allow us to deliver scalable, highly productive medical transcription solutions. Our solutions also enable us to accelerate future innovation to transform the way healthcare providers document patient care, through improved interface with electronic medical records and extraction of clinical information to support the billing and insurance reimbursement processes. We also offer speech recognition solutions for radiology, cardiology, pathology and related specialties, that help healthcare providers dictate, edit and sign reports without manual transcription.

Our innovative solutions provide for a deeply valuable medical record that is contextually important in driving clinical decisions from analytical data available directly to the caregiver and provides for collaborative intelligence through services and technology that facilitate engagement, collaboration and intelligence among all stakeholders in the healthcare ecosystem.

Our industry

Growth of clinical documentation in the United States

Over the last twenty years, the clinical documentation industry has evolved from almost exclusively in-house production to outsourced services and from labor-intensive services to technologically-enabled solutions. The market opportunity for our solutions is driven by overall healthcare utilization and cost containment efforts in the United States. Numerous factors are driving increases in the demand for healthcare services including population growth, longer life expectancy, increasing prevalence of chronic illnesses, clinical documentation improvement initiatives, increased regulatory reporting requirements and expanded insurance coverage for more Americans from Healthcare Reform. All stakeholders - from providers to patients to payers - seek a system that delivers quality care and avoids medical errors.

Compliance with ICD-10 coding initiatives will be a daunting challenge for healthcare providers. It will more than quadruple the amount of codes and modifiers that must be recognized and assigned by medical coders for both hospitals and physician practices. It is an extremely challenging project for healthcare providers given the complexity and number of new codes, and coder shortage. ICD-10 is the primary focus of the healthcare industry. Combined with electronic health records ("EHR") adoption, new reporting initiatives and Healthcare Reform, the transition to ICD-10 is complex for many healthcare providers.

The myriad of factors facing healthcare providers foster the need to create more value and efficiency from clinical documentation. Accurate and timely clinical documentation has become a critical requirement of the growing U.S. healthcare system. Medicare, Medicaid and payer organizations demand extensive patient care documentation. The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), includes numerous incentives to promote the adoption and meaningful use of EHRs across the healthcare industry. Consequently, healthcare providers are increasingly using EHRs to input, store and manage their clinical data in a digital format. Healthcare providers that use EHRs require accurate, easy-to-use and cost-effective means to input clinical data that are not disruptive to the physician workflow. While adopting EHRs, physicians are also seeking to improve documentation efficiency and enhance traditional template-based systems, augmenting their narrative data captured at the point of the patient encounter.

Importance of the physician narrative

Physicians generally use one of two methods to capture clinical data in a digital format: dictation and templated on-screen data entry through clinical documentation systems. Dictation allows a physician to use his or her voice to document patient interactions, which is then converted into a text format or EHR. On-screen data entry directly populates an EHR through templates or drop-down menus, typically with a handheld or other hardware device.

In many hospital and clinical settings, dictation is the most popular method for capturing clinical data. From an efficiency standpoint, a physician's time is typically the most expensive labor component of a clinical documentation process, and reducing the time required for data capture lowers costs and improves quality of care with real-time information available. It is generally faster to dictate than enter data on-screen, and dictation frees up the physician to do other tasks in parallel. From a documentation standpoint, dictation allows for a flexible narration of patient interactions. Templates and drop-down menus typically restrict input to a structured format. While dictation can be converted into structured format later, it provides a more flexible method for data capture. Narrative documentation also captures the full context of the patient story and is essential in delivering quality care, engaging and collaborating with all providers, and for such needs as coding, billing and revenue cycle management.

Market opportunity

The need to convert and manage the physician narrative represents a substantial market opportunity. Historically, in-house hospital labor was used to transcribe clinical reports using analog recordings from physicians. Later, healthcare providers began to outsource production to domestic providers and use digital formats. Today, advanced automation technologies, such as automated speech recognition ("ASR") and workflow platforms, and low-cost offshore resources are available to drive substantial improvements in productivity and cost.

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

As the industry's cost of production has declined through increases in technological automation and offshore capabilities, the average market price for medical transcription services has also declined. This has allowed healthcare providers to participate in these economic gains. However, we believe that participants in our industry must expand their technology platforms and offshore capabilities to remain competitive.

M*Modal Fluency™

Our speech and workflow products are marketed under the M*Modal Fluency™ umbrella brand. Our M*Modal Fluency™ family of products pervasively capture the patient story through front-end speech, voice capture and transcription services. In connection with our recent rebranding efforts in January 2012, Fluency was chosen because it's reflective of when someone is highly proficient in both speaking and listening to a particular language. The word also communicates fluidity, which maps to the workflow capabilities of our products.

The M*Modal Fluency™ umbrella brand of products include:

•	M*Modal Fluency for Transcription™

•	M*Modal Fluency™

•	M*Modal Fluency Mobile™

•	M*Modal Fluency Direct™

•	M*Modal Fluency for Practices™

•	M*Modal Fluency for Imaging™

•	M*Modal Fluency for Coding™

M*Modal Fluency for Transcription™, our core platform, provides a powerful and flexible transcription solution that integrates the process of dictation, transcription, speech and language understanding, editing, and document delivery into a unified clinical information management workflow. We offer the platform typically as a managed service. For those customers that prefer to use their own services, we also offer the platform through a licensing arrangement. Our platform provides a high performance and highly customizable clinical documentation workflow. It integrates with every major hospital system vendor, such as Epic, Cerner and Meditech.

Our front-end speech understanding family of solutions enables physicians to dictate, edit and sign their reports in real-time. With workflows customized for numerous medical practices, such as radiology and general medicine, M*Modal Fluency for Transcription™ offers end-to-end workflows that combine voice commands and dictation. This solution integrates with our enterprise platform in scenarios where a physician prefers to send text to our editors for review. It interfaces with EHRs and other healthcare systems to allow patient demographic information to be automatically populated, updated and distributed in real-time. The solution voice-enables customer EHRs to drive greater adoption, which will assist them in realizing incentive funds from the government for that adoption. Healthcare providers can now use their voice in addition to keyboard and mouse to seamlessly interact with their desktop clinical applications, including the dictation of medical narrative and speech-based navigation within third-party applications. Using this solution, providers can improve documentation efficiency and avoid the trap of template-based point-and-click systems, augmenting discretely captured data with a narrative of the patient's story.

M*Modal Fluency for Coding™ is our web-based workflow and workforce management system that manages the entire coding process for our customers. Health records are fed into the system where natural language processing technology scans the information and delivers suggested codes to the hospital coding staff. This allows them to become more accurate, reduce turnaround time and increase productivity. All of these factors contribute to increased revenue and improved cash flow by shortening the revenue cycle and making fewer errors that can result in denials by payors.

M*Modal Catalyst™

Our intelligence products are marketed under the M*Modal Catalyst™ umbrella brand. Our M*Modal Catalyst™ family of products enable our customers and partners to monetize that captured story through coding, analytics and integration of codified data into the EHR. Catalyst was chosen because of our unique ability to enrich textual information with context to make is more useful for analytics. Catalyst also provides the spark that helps physicians improve on their documentation while providing insights to possible coding deficiencies that could streamline the back-end revenue cycle.

The M*Modal Catalyst umbrella brand of products include:

•M*Modal Catalyst™
•M*Modal Catalyst for Quality™
•M*Modal Catalyst for Imaging™
•M*Modal Catalyst for Coding™

Selling and marketing

We utilize a focused, direct and in-direct sales teams and professional services organization to address the market and implementation requirements of the healthcare industry. Direct distribution is supplemented by distributors and partnerships with electronic medical records application and other healthcare IT providers such as Allscripts, Greenway and Merge Healthcare. Our healthcare solutions are priced under a traditional software perpetual licensing model, on an on-demand model, charged as a subscription and priced by volume of usage such as number of visual black characters or lines transcribed.

Research and development

We devote substantial resources to research and development to ensure that our solutions meet both current and future customer requirements. Much of the technology in our integrated solutions is proprietary. Our development staff has expertise in multiple disciplines, including service oriented architectures, web-based clients, high volume transactional databases, data warehouses, web services and integration with third-party systems. Our development personnel follow a rigorous development methodology that ensures repeatable, high quality and timely delivery of solutions.

We also utilize third-party resources for certain technologies, such as ASR, capture-assisted codes, encoders, databases, portal technologies and reporting. ASR is a key component of our narrative-based solutions, and we license software for a portion of our ASR capabilities. We dual source license ASR software that we incorporate into our transcription platforms and other products.

Intellectual property

We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements, license agreements, contractual provisions and other measures to protect our proprietary rights. We have a number of registered trademarks in the United States and abroad, including MedQuist® and SpeechQ®. We have common law rights over a number of unregistered trademarks. Our portfolio of United States and foreign patents and patent applications covers various aspects of our products, processes and technologies.

On August 18, 2011, we completed the acquisition and merger ("Merger") of 100% of the shares of MultiModal Technologies, Inc. ("MultiModal"). The Merger provides us ownership of speech and natural language understanding technologies, and is expected to facilitate consolidation to a single back-end speech recognition platform, provide a broader product offering to local and regional transcription partners and leverage MultiModal's cloud-based services to enhance gross margins. MultiModal contributed revenue of $10.8 million and net income of $4.4 million for the period from August 18, 2011 to December 31, 2011, which includes profits from a $3.5 million license agreement executed during the fourth quarter of 2011.

On June 30, 2011, MModal MQ Inc. and Nuance Communications, Inc., ("Nuance"), entered into an agreement whereby MModal MQ Inc. agreed to pay Nuance an agreed upon amount in full satisfaction of MModal MQ Inc.'s license fee obligations with respect to certain products through June 30, 2015. MModal MQ Inc. also agreed to pay Nuance for one year of maintenance services to be provided by Nuance to MModal MQ Inc. with respect to the licensed products. The maintenance services will automatically renew for successive one-year terms unless canceled in writing by MModal MQ Inc. prior to the annual renewal date or the underlying agreement expires. The installments due under the agreement were paid during the second and third quarters of 2011. During the fourth quarter of 2011, we began execution of a plan for consolidation to a single back-end speech recognition platform, the MultiModal platform. The transition is expected to be completed during the third quarter of 2012.

Competition

Because we integrate technologies and services, we compete with companies in a number of different sectors. These competitors include:

•	in-house service departments of healthcare providers, which we believe produce the majority of clinical documentation today based on the physician narrative;

•	national medical transcription service providers, such as Nuance;

•	local or regional medical transcription service organizations;

•	ASR software vendors, such as Nuance, which market ASR as a means to reduce clinical documentation labor; and

•	EHR software vendors which promote their systems as a replacement to narrative-based input by using on-screen templates and drop-down boxes for data entry.

We believe we compete effectively on all of the above criteria based on many factors, including:

•
Leader in a large, fragmented market: We are one of the largest providers by revenue of clinical documentation solutions based on the physician narrative in the United States. Our size allows us to handle the clinical documentation requirements of many of the largest and most complex healthcare delivery networks in the United States, provides us with economies of scale, and we believe enables us to devote significantly more resources to enhancing our solutions through research than most of our competitors. Our clients include approximately 3,000 hospitals and clinics - including some of the nation's leading healthcare institutions - approximately 850 physician practices and approximately 200,000 physicians - as well as leading EHR application providers and medical transcription organizations. The average tenure of our top 50 customers is more than five years, and the majority of our revenue is generated from recurring services with a 97% client retention rate. Insights gained from our broad, long-standing customer relationships allow us to optimize our integrated solutions, and we believe that this positions us for future growth as we target new customers.

•
Highly-efficient operating model: Over the past two years, we have driven down our cost structure through leveraging our scalable infrastructure, standardizing processes, increased utilization of ASR and utilizing our global delivery capabilities. Our use of ASR, which has grown from 39% of our volume in the fourth quarter of 2008 to 74% in the fourth quarter of 2011, has increased our productivity. Additionally, our expanding footprint in India has enabled us to increase our offshore production from 28% of our volume to 47% over this same period. The financial impact of these measures has been an improvement in gross margins during this timeframe from 34% to 46%.

•
Integrated solutions delivered as a complete managed service: We offer fully-integrated end-to-end managed services that capture and convert the physician narrative into a high quality customized electronic record. We integrate technologies and services for front-end speech, voice capture and transmission, ASR, medical transcription and editing, and clinical documentation workflow automation. The end result is value-added clinical documentation with high accuracy and quick turn-around times.

•
Cloud enabled solutions: Because our Company's solutions are available via the cloud, they can be accessed from any internet-ready input device (computers, smartphones, tablets, etc.) and have their unique voice recognized from within any software application and can be used with any clinical software application. Additionally, they can be deployed without the traditional on-premise hardware requirements, which is particularly valuable in mobility solutions.

•
Leader in Speech and Language Understanding™: We believe we are the only provider that can deliver Speech and Language Understanding™ capabilities beyond that of simple speech recognition to capture the context and meaning of speech, and convert it to clinically-relevant documents within a single process. This drives such benefits as ICD-10 coding transition, improved quality reporting, greater business intelligence for accurate reimbursement and enhanced quality of care. We provide true language-understanding services. This is much more than simple speech recognition that only captures the words from dictation. Within healthcare we are a market leader in front end speech recognition with a large client base of providers.

•
Ecosystem of partners: We believe our ability to enable other forms of clinical documentation improve physician productivity and satisfaction, enhance revenue cycle performance, facilitate the adoption of EHR and achievement of Meaningful Use, and position healthcare for the future of ICD-10 coding initiatives. We work with an ecosystem of more than 40 partners that include EHR developers such as Allscripts, Greenway Health Systems and Merge Healthcare, imaging technology solution providers and leading healthcare institutions providing their own health record solutions.

•
Proven management team: We have assembled an outstanding senior leadership team with significant industry experience and domain expertise in both domestic and offshore operations. Our management team has delivered substantial results and brings an entrepreneurial spirit with proven experience in managing growth, driving operational improvements and successfully integrating acquisitions.

We primarily compete with Nuance in addition to a number of small providers of clinical documentation solutions market. Some of our competitors or potential competitors, such as Nuance, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

Government regulation

The provision of clinical documentation solutions is heavily regulated by federal and state statutes and regulations. We and our healthcare customers must comply with a variety of requirements, including Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and other restrictions regarding privacy, confidentiality, and security of health information.

We have structured our operations to comply with HIPAA and other regulatory and contractual requirements. We have implemented appropriate safeguards related to the access, use, or disclosure of protected health information ("PHI"), to address the privacy and security of PHI consistent with our regulatory and contractual requirements. We also train our personnel regarding HIPAA and other requirements. We have made and continue to make investments in systems to support customer operations that are regulated by HIPAA and other regulations. Because these standards are subject to interpretation and change, we cannot predict the future impact of HIPAA or other regulations on our business and operations.

HIPAA and HITECH Act

HIPAA establishes a set of national privacy and security standards for protecting the privacy, confidentiality and security of PHI. Under HIPAA, health plans, healthcare clearinghouses and healthcare providers, together referred to as covered entities for purposes of HIPAA, and their business associates must meet certain standards in order to protect individually identifiable health information. The Health Information Technology for Economic and Clinical Health Act ("HITECH Act") enhances and strengthens the HIPAA privacy and security standards and makes certain provisions of HIPAA applicable to business associates of covered entities.

As part of the operation of our business, our customers provide us with certain PHI, and we are considered to be a business associate of most of our customers for purposes of HIPAA. The provisions of HIPAA require our customers to have agreements in place with us whereby we are required to appropriately safeguard the PHI we create or receive on their behalf. As a business associate, we also have statutory and regulatory obligations under HIPAA. We are bound by our business associate agreements to use and disclose PHI in a manner consistent with HIPAA in providing services to those covered entities. We and our customers are also subject to HIPAA security regulations that require the implementation of certain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of electronic protected health information ("EPHI"). We are required by regulation and contract to protect the security of EPHI that we create, receive, maintain or transmit for our customers consistent with these regulations. These requirements include implementing administrative, physical and technical safeguards that reasonably and appropriately protect the confidentiality, integrity and availability of such EPHI. To comply with our regulatory and contractual obligations, we may have to reorganize processes and invest in new technologies. We are directly subject to HIPAA's criminal and civil penalties for any breaches of our privacy and security obligations.

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

Employees

As of December 31, 2011, we had more than 12,000 employees across five countries. Most of our employees are MTs and MEs involved in the production and quality assurance of clinical documentation. As of December 31, 2011, approximately 6,300 of our employees were located in the United States and 5,600 of our employees, the majority of whom provide transcription and editing services, and are based in India. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relationships with our employees are generally good.

Company Information

We were organized in 1998. During January of 2011, we re-domiciled from the British Virgin Islands to become a Delaware corporation and we changed our name from CBaySystems Holdings Ltd. to MedQuist Holdings Inc. On January 24, 2012, we announced the unification of the Company's advanced speech and language understanding technologies, medical transcription, coding, HIM professional services and analytics under our new name MModal Inc. Shares of the Company's common stock began trading on the NASDAQ Global Select Market under the symbol “MODL” on January 25, 2012.

We operate in one reportable operating segment, which is clinical documentation solutions for the healthcare industry. No single customer accounted for more than 10% of our revenues in any period and there is no single geographic area of concentration of revenues other than the United States.

Recent developments

U.S. Initial Public Offering

On January 27, 2011, we changed our name from CBaySystems Holdings Limited to MedQuist Holdings Inc., re-domiciled from a British Virgin Islands company to a Delaware corporation and authorized 300 million shares of common stock at $0.10 par value per share and 25 million shares of preferred stock at $0.10 par value per share. In connection with our re-domiciliation, we adjusted the number of our shares outstanding through a reverse share split pursuant to which every 4.5 shares of our common stock outstanding prior to our re-domiciliation was converted into one share of our common stock upon our re-domiciliation. All shares of common stock and per share data included in the consolidated financial statements reflect the reverse stock split. Our re-domiciliation and reverse share split resulted in no change to our common stockholders' relative ownership interests in us.

In February 2011, we completed our U.S. initial public offering of common stock (“IPO”) selling 3 million shares of our common stock and 1.5 million shares of our common stock owned by selling shareholders at an offer price of $8.00 per share, resulting in gross proceeds to us of $24.0 million and net proceeds to us after underwriting fees of $22.3 million. Our common stock was listed on The NASDAQ Global Market under the symbol “MEDH”.

Effective January 23, 2012, we changed our name to MModal Inc. The name change was effected pursuant to Section 253 of the Delaware General Corporation Law (the “DGCL”) through the Company's merger with a newly formed wholly-owned subsidiary which, under the DGCL, does not require stockholder approval. Pursuant to Section 253 of the DGCL, such merger had the effect of amending the Company's Certificate of Incorporation to reflect the new legal name of the Company. The Company also amended the Company's By-laws, effective as of the same date, to reflect the name change.

The merger and resulting name change did not affect the rights of stockholders of the Company. There were no other changes to the Company's Certificate of Incorporation or By-laws. On January 25, 2012, the Company's common stock, which trades on the NASDAQ Global Select Market, ceased trading under the ticker symbol “MEDH” and commenced trading under the ticker symbol “MODL.”

Private Exchange

Certain of MModal MQ Inc.'s (formerly MedQuist Inc.) noncontrolling stockholders entered into an exchange agreement with us (the “Exchange Agreement”) whereby we issued 4.8 million shares of our common stock in exchange for their 4.8 million shares of MModal MQ Inc. common stock. We refer to this transaction as the Private Exchange. The Private Exchange was completed on February 11, 2011 and increased our ownership in MModal MQ Inc. from 69.5% to 82.2%.

Public Exchange Offer

In addition to the Private Exchange referred to above, in February 2011, we commenced our public exchange offer (the “Public Exchange Offer”), to those noncontrolling MModal MQ Inc. stockholders who did not participate in the Private Exchange to exchange shares of our common stock for shares of MModal MQ Inc. common stock. The Public Exchange Offer expired on March 11, 2011. We accepted and consummated the exchange of, all MModal MQ Inc. shares of common stock that were validly tendered in the Public Exchange Offer. As a result of the Public Exchange Offer, we increased our ownership in MModal MQ Inc. from 82.2% to approximately 97%. We issued 5.4 million shares of our common stock in exchange for 5.4 million shares of MModal MQ Inc. common stock.

Short Form Merger

In accordance with the terms of the stipulation of settlement entered into in connection with the settlement of certain MModal MQ Inc. shareholder litigation, on October 18, 2011, we completed a short-form merger (the “Short Form Merger”) with MModal MQ Inc., resulting in MModal MQ Inc. becoming our indirect wholly-owned subsidiary and MModal MQ Inc. common stock no longer trading on the OTCQB or on any other market. As a result of the Short Form Merger, the remaining approximately 3% issued and outstanding shares of MModal MQ Inc. not held by us were canceled and converted in the Short Form Merger to the right to receive one share of our common stock. In the Short Form Merger, we issued an additional 1.2 million shares of our common stock, which resulted in us owning 100% of MModal MQ Inc. The Short Form Merger resulted in a reclassification from noncontrolling interest to common stock and additional paid-in-capital.

Available Information

All periodic and current reports, registration statements, and other filings that we are required to file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge from the SEC's website (www.sec.gov) or public reference room at 100 F Street N.E., Washington, DC 20549 (1-800-SEC-0330) or through our website at www.mmodal.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, MModal Inc., 9009 Carothers Parkway, Franklin, TN 37067. The website addresses included in this report are for identification purposes. The information contained therein or connected thereto are not intended to be incorporated into this report.

Item 1A. Risk Factors

Risks related to our business

We compete with many others in the market for clinical documentation solutions which may result in lower prices for our services, reduced operating margins and an inability to maintain or increase our market share.

We compete with other outsourced clinical documentation solutions companies in a highly fragmented market that includes national, regional and local service providers, as well as service providers with global operations. These companies have services that are similar to ours, and certain of these companies are substantially larger or have significantly greater financial resources than we do. We also compete with the in-house medical transcription staffs of our customers and potential customers. There can be no assurance that we will be able to compete effectively against our competitors or timely implement new products and services. Many of our competitors attempt to differentiate themselves by offering lower priced alternatives to our outsourced medical transcription services and customers could elect to utilize less comprehensive solutions than the ones we offer due to the lower costs of those competitive products. Some competitors may even be willing to accept less profitable business in order to grow revenue. Increased competition and cost pressures affecting the healthcare markets in general may result in lower prices for our services, reduced operating margins and the inability to maintain or increase our market share.

Our business is dependent upon the continued demand for transcription services. If EHR companies produce alternatives to medical transcription that reduce the need for transcription, the demand for our solutions could be reduced.

EHR companies' solutions for the collection of clinical data typically require physicians to directly enter and organize patient information through “point-and-click” templates which attempt to reduce or eliminate the need for transcription. A second alternative to conventional transcription involves a physician dictating a record of patient encounters and receiving a speech-recognized draft of their dictation, which the physician can self-edit. There is significant uncertainty and risk as to the demand for, and market acceptance of, these solutions for the creation of electronic clinical documentation. In the event that these and other solutions are successful and gain wide acceptance, the demand for our solutions could be reduced and our business, financial condition and results of operations could be adversely affected.

Our growth is dependent on the willingness of new customers to outsource and adopt our technology platforms.

We plan to grow, in part, by capitalizing on perceived market opportunities to provide our services to new customers. These new customers must be willing to outsource functions which may otherwise have been performed within their organizations, adopt new technologies and incur the time and expense needed to integrate those technologies into their existing systems. For example, the up-front cost and time involved in changing medical transcription providers or in converting from an in-house medical transcription department to an outsourced provider may be significant. Many customers may prefer to remain with their current provider or keep their transcription in-house rather than invest the time and resources required for the implementation of a new system. Also, as the maintenance of accurate medical records is a critical element of a healthcare provider's ability to deliver quality care to its patients and to receive proper and timely reimbursement for the services it renders, potential customers may be reluctant to outsource or change providers of such an important function.

Our success will depend on our ability to support existing technologies, as well as to adopt and integrate new technology into our workflow platforms.

Our ability to remain competitive in the clinical documentation industry is based, in part, on our ability to develop or acquire, utilize and support technology in the services and solutions that we provide to our customers. As our customers advance technologically, we must be able to effectively integrate our solutions with their systems and provide advanced data collection technology. We also may need to develop or acquire technologies to provide service systems comparable to those of our competitors as they develop new technology. If we are unable to effectively develop or acquire and integrate new technologies, we may not be able to compete effectively with our competitors. In addition, if the cost of developing or acquiring and integrating new technologies is high, we may not realize our expected return on investment.

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

Our business is primarily focused on, and we continue to invest heavily in, the development and marketing of speech recognition and natural language understanding technologies. The market for such technologies is relatively new and rapidly evolving. Our ability to increase revenue in the future depends in large measure on the acceptance of these technologies in general and our products in particular. The continued development of the market for our current and future speech understanding solutions will also depend on:

•	physician, hospital and other healthcare provider demand for speech-enabled applications; and

•	continuous improvement in speech recognition and natural language understanding technology.

Licensing of our products would be harmed if the market for these technologies does not continue to develop or develops slower than we expect, and, consequently, our business could be harmed.

Technological innovations in the markets that we serve may create alternatives to our products and result in reduced sales.

Technological innovations to which our current and potential customers might have access could reduce or eliminate their need for our products. New or other disruptive technology that reduces or eliminates the use of one or more of our products could negatively impact the sale of these products. Our failure to develop, introduce or enhance products able to compete with new technologies in a timely manner could have an adverse effect on our business, results of operation and financial condition.

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

In particular, many of MultiModal's speech recognition customers are direct competitors of our medical transcription business and may feel threatened by our acquisition of MultiModal. We have had discussions with these customers and vendors in order to retain their business and services, respectively. If certain customers or vendors terminate their contracts with us, our speech recognition business could be materially impacted in a negative way.

Customer retention is largely dependent on providing quality service at competitive prices. Customer retention may be impacted by events outside of our control, such as changes in customer ownership, management, financial condition and competitors' sales efforts. If we experience a higher than expected rate of customer attrition the resulting loss of business could adversely affect results of operations and financial condition.

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to pursue our growth strategy or to react to changes in the economy or our industry, and our debt obligations include restrictive covenants which may restrict our operations or otherwise adversely affect us.

As of December 31, 2011, we had approximately $296.5 million of indebtedness outstanding, consisting of $200.0 million of term loan debt under our Senior Secured Credit Facility, $85.0 million of Senior Subordinated Notes and other indebtedness consisting of capital leases and borrowings under other credit facilities, and we may incur additional indebtedness in the future. In September 2011, we amended the Senior Secured Credit Facility to, among other things, (i) permit repurchases of our outstanding common stock in an aggregate amount not to exceed $25.0 million and (ii) add an accordion feature that will allow for additional borrowing capacity of up to $50.0 million in the form of additional revolving credit commitments or incremental term loans, upon the satisfaction of certain conditions. As December 31, 2011, the Company had not met these conditions; thus, there were no available borrowings under the accordion or the revolving credit facility. For the years 2011 through 2014, assuming no change in our indebtedness, we will have average, annual payment obligations of approximately $20.0 million for the principal amount of our indebtedness. Our interest expense, net, for the year ended December 31, 2011 was $29.3 million. Our variable-rate indebtedness bears interest at LIBOR plus 5.50% with a LIBOR floor of 1.75%. Because the LIBOR floor is currently in effect, a 1.25% increase in LIBOR above current LIBOR levels would not increase our effective interest rate. At December 31, 2011, a 1.00% increase in the interest rate above this floor would impact our interest expense by approximately $2.0 million. This indebtedness could have important negative consequences to our business, including:

•	increasing the difficulty of our ability to make payments on our outstanding debt;

•
increasing our vulnerability to general economic and industry conditions because our debt payment obligations may limit our ability to use our cash to respond to or defend against changes in the industry or the economy;

•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	limiting our ability to pursue our growth strategy, including restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; and

•
placing us at a disadvantage compared to our competitors who are less leveraged and may be better able to use their cash flow to fund competitive responses to changing industry, market or economic conditions.

In addition, under our debt financing agreements, we must abide by certain financial and other restrictive covenants that, among other things, require us to maintain a minimum consolidated interest coverage ratio, a maximum total leverage ratio and a maximum consolidated senior leverage ratio. Upon a breach of any of the covenants in our debt financing agreements, the lenders could declare us to be in default, require any outstanding borrowings to be immediately due and payable, and terminate all commitments to extend further credit.

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

We may also find that we need to incorporate certain proprietary third-party technologies, including software programs, into our products in the future. Licenses to relevant third-party technologies may not be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. Such delays could materially adversely affect our business, operating results and financial condition.

Speech software products and services are not 100% accurate, and we could be subject to claims related to the performance of our products and services. Any claims, whether successful or unsuccessful, could result in significant costs and could damage our reputation.

Speech recognition and natural language understanding technologies, including our own, are not accurate in every instance. Our customers, including hospital systems and medical transcription service organizations, use our products to provide important clinical documentation services to their customers. Any misrecognition of voice commands in connection with these services could result in claims against our customers or us for losses incurred. Although our contracts usually contain provisions designed to limit our exposure to such liability claims, a claim brought against us based on misrecognition, even if unsuccessful, could be time-consuming, divert management's attention from our business operations, result in costly litigation and harm our reputation. If any such claim is successful, we could be exposed to an award of substantial damages and our reputation could be harmed greatly. Moreover, existing or future laws or unfavorable judicial decisions could limit the enforceability of limitations of liability, disclaimers of warranty, or other protective provisions contained in many, but not all, of our contracts.

Our technology may have defects, which could result in delayed or lost revenue, expensive correction, liability to customers and claims against us.

Complex software products such as those used by us may contain errors or defects. Defects in the solutions that are developed for our use could require expensive corrections and result in delayed or lost revenue, adverse customer reaction and negative publicity about our services. Customers who are not satisfied with our products or services due to technological errors or defects may also bring claims against us for damages, which, even if unsuccessful, would likely be time-consuming to defend, and could result in costly litigation and payment of damages. Such claims could harm our reputation, business, financial results and competitive position.

Third-party intellectual property rights may limit the development and protection of our intellectual property, which could adversely affect our competitive position.

Our success is dependent, in large part, on our ability to: obtain patent protection for our products and processes; preserve our trade secrets and propriety technology; and operate without infringing upon the patents or other proprietary rights of third-parties. The speech recognition and natural language understanding industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Companies in the speech recognition and natural language understanding industry have employed intellectual property litigation to gain a competitive advantage. Certain competitors and potential competitors of ours may have obtained patents which purport to cover the application of certain technologies that could be used for our products. We have not been a party to any suits asserting patent infringement against us. In addition, international patents may not be interpreted in the same manner as any counterpart United States patent.

Costly and protracted litigation may be necessary to protect our intellectual property rights.

We may have to engage in time-consuming and costly litigation to protect our intellectual property rights or to determine the proprietary rights of third-parties and others. In addition, we may become subject to patent infringement claims or litigation, or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions. Defending and prosecuting intellectual property suits, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings are both costly and time-consuming. We may be required to litigate further to:

•	enforce assignment and/or license agreements against our third-party developers;

•	enforce our issued patents;

•	protect our trade secrets or know-how;

•	enforce non-compete agreements; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

Any litigation or interference proceedings may result in substantial expense and significant diversion of effort by technical and management personnel. If the results of such litigation or interference proceedings are adverse to us, then the results may:

•	require us to seek licenses from third-parties;

•	prevent us from selling our products in certain markets or at all;

•	subject us to significant liabilities to third-parties; or

•	require us to modify or remove our products from the market.

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

Our success depends, in part, upon our ability to effectively manage our domestic and offshore production capacity, including our ability to attract and retain qualified MTs and MEs, who can provide accurate medical transcription. We must also effectively manage our offshore transcription labor pool, which is currently located in India. If the productivity of our Indian employees does not outpace any increase in wages and other costs, our profits could suffer. Because medical transcription is a skilled position in which experience is valuable, we require that our MTs and MEs have substantial experience or receive substantial training before being hired. Competition may force us to increase the compensation and benefits paid to our MTs and MEs, which could reduce our operating margins and profitability.

If we fail to comply with contractual obligations and applicable laws and regulations governing the handling of patient identifiable medical information, we could suffer material losses or be adversely affected by exposure to material penalties and liabilities.

As part of the operation of our business, our customers provide us with certain patient-identifiable medical information. Although many regulatory and governmental requirements do not directly apply to our operations, we and our hospital and other healthcare provider customers must comply with a variety of requirements related to the handling of patient information, including laws and regulations protecting the privacy, confidentiality and security of PHI. Most of our customers are covered entities under HIPAA, and, in many of our relationships, we function as a business associate. The provisions of HIPAA require our customers to have business associate agreements with us under which we are required to appropriately safeguard the PHI we create or receive on their behalf. Further, we and our customers are required to comply with HIPAA security regulations that require us and them to implement certain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of EPHI. We are required by regulation and contract to protect the security of EPHI that we create, receive, maintain or transmit for our customers consistent with these regulations. To comply with our regulatory and contractual obligations, we may have to reorganize processes and invest in new technologies. We also are required to train personnel regarding HIPAA requirements. If we, or any of our MTs, MEs or subcontractors, are unable to maintain the privacy, confidentiality and security of the PHI that is entrusted to us, we and/or our customers could be subject to civil and criminal fines and sanctions and we could be found to have breached our contracts with our customers.

Under the HITECH Act, we are directly subject to HIPAA's criminal and civil penalties for breaches of our privacy and security obligations. In addition, the HITECH Act contains security breach notification requirements. The direct applicability of the HIPAA privacy and security provisions and compliance with the notification requirements requires us to incur additional costs and may restrict our business operations.

Security and privacy breaches in our systems may damage customer relations and inhibit our growth.

The uninterrupted operation of our hosted solutions and the confidentiality and security of third-party information is critical to our business. Any failures or perceived failures in our security and privacy measures could have a material adverse effect on our financial position and results of operations. If we are unable to protect, or our customers perceive that we are unable to protect, the security and privacy of our electronic information, our growth could be materially adversely affected. A security or privacy breach may:

•	cause our customers to lose confidence in our solutions;

•	harm our reputation;

•	expose us to liability; and

•	increase our expenses from potential remediation costs.

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

A substantial portion of our business involves the transfer of large amounts of data to and from our workflow platforms. These workflow platforms, and their underlying technologies, are designed to operate and to be accessible by our customers 24 hours a day, seven days a week. Network and information systems, the internet and other technologies are critical to our business activities. We have periodically experienced short-term outages with our workflow platforms that have not significantly disrupted our business. However, a long-term outage could adversely affect our ability to provide service to our customers.

We also perform data center and/or hosting services for certain customers, including the storage of critical patient and administrative data. Failure of public power and backup generators, impairment of telecommunications lines, a "concerted denial-of-service cyber attack," damage (environmental, accidental, intentional or pandemic) to the buildings, the equipment inside the buildings housing our data centers, the customer data contained therein and/or the personnel trained to operate such facilities could cause a disruption in operations and negatively impact customers who depend on us for data center and system support services. Any interruption in operations at our data centers and/or customer support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new customers, result in revenue loss, create potential liabilities for our customers and us and increase insurance and other operating costs.

Our ability to realize the anticipated benefits of our acquisitions will depend on successfully integrating the acquired businesses.

Our prior acquisitions required, and our recently completed acquisitions continue to require, substantial integration and management efforts and we expect future acquisitions to require similar efforts. Acquisitions of this nature involve a number of risks, including:

•	difficulty in transitioning and integrating the operations and personnel of the acquired businesses;

•	potential disruption of our ongoing business and distraction of management;

•
potential difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of our finance, accounting and product distribution systems;

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	potential difficulties in completing projects associated with in-process research and development;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	management of geographically remote business units both in the United States and internationally;

•	impairment of relationships with partners and customers;

•	assumption of unknown material liabilities of acquired companies;

•	accurate projection of revenue plans of the acquired entity in the due diligence process;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience; and

•	potential loss of key employees of the acquired business.

As a result of these and other risks, if we are unable to successfully integrate acquired businesses, we may not realize the anticipated benefits from our acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could seriously harm our business.

Charges to earnings as a result of our acquisitions may adversely affect our operating results in the foreseeable future, which could have a material and adverse effect on the market value of our common stock.

Under generally accepted accounting principles in the U.S., we record the market value of our common stock or other form of consideration issued in connection with an acquisition as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

•	costs incurred to combine the operations of businesses we acquire, such as transitional employee expenses and employee retention, redeployment or relocation expenses;

•	impairment of goodwill or intangible assets;

•	amortization of intangible assets acquired;

•	a reduction in the useful lives of intangible asset acquired;

•
identification of or changes to assumed contingent liabilities, both income tax and non-income tax related after our final determination of the amounts for these contingencies or the conclusion of the measurement period (generally up to one year from the acquisition date), whichever comes first;

•	charges to our operating results to eliminate certain duplicative pre-merger activities, to restructure our operations or to reduce our cost structure;

•	charges to our operating results resulting from expenses incurred to effect the acquisition; and

•	charges to our operating results due to the expensing of certain stock awards assumed in an acquisition.

Our intangible assets other than goodwill are generally amortized over a two to twenty year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of December 31, 2011, we had identified intangible assets of approximately $173.3 million, net of accumulated amortization, and goodwill of approximately $161.9 million.

Recent legislation and possible negative publicity may impede our ability to utilize offshore production capabilities.

Certain state laws restrict the transmission of personally identifiable information regarding a U.S. resident to any foreign affiliate, subcontractor or unaffiliated third party without adequate privacy protections or without providing notice of the transmission and an opportunity to opt out. Some of the laws require patient consent. These laws impose liability on healthcare businesses arising from the improper sharing or other misuse of personally identifiable information. Some laws create a private civil cause of action that allow an injured party to recover damages sustained as a result of a violation of the law. A number of states have also considered, or are in the process of considering, prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the U.S. Further, as a result of concerns regarding the possible misuse of personally identifiable information, some of our customers have contractually limited our ability to use MTs and MEs located outside of the U.S. The effect of these laws would limit our ability to utilize our lower-cost offshore production facilities for affected customers, which could adversely affect our operating margins.

Any change in legislation, regulation or market practices in the United States affecting healthcare or healthcare insurance may materially adversely affect our business and results of operations.

Over the past twenty years, the U.S. healthcare industry has experienced a variety of regulatory and market driven changes to how it is operated and funded. Further changes, whether by government policy shift, insurance company changes or otherwise, may happen, and any such changes may adversely affect the U.S. healthcare information and services market. As business process outsourcing and “off-shoring” have grown in recent years, concerns have also grown about the impact of these phenomena on jobs in the United States. These concerns could drive government policy in a way which is disadvantageous to us. Further, if government regulation or market practices leads to fewer individuals seeking medical treatment, we could experience a decline in our processing volumes.

Laws and regulations governing international operations may require us to develop and implement costly compliance programs the failure to comply with such laws may result in substantial penalties.

As we have operations outside of the United States, we must comply with laws and regulations relating to international business operations. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on United States exchanges for violations of the FCPA's accounting provisions.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions in India.

A significant portion of our operations is located in India. Multiple factors relating to our Indian operations could have a material adverse effect on our business, financial condition, and results of operations. These factors include:

•	changes in political, regulatory, legal or economic conditions;

•	governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments;

•	civil disturbances, including terrorism or war;

•	political instability;

•	public health emergencies;

•	changes in employment practices and labor standards;

•	local business and cultural factors that differ from our customary standards and practices; and

•	changes in tax laws.

In addition, the Indian economy may differ favorably or unfavorably from other economies in several respects, including the growth rate of GDP, the rate of inflation, resource self-sufficiency and balance of payments position. The Indian government has traditionally exercised and continues to exercise a significant influence over many aspects of the Indian economy. Further actions or changes in policy, including taxation, of the Indian central government or the respective Indian state and territory governments could have a significant effect on the Indian economy, which could adversely affect private sector companies, market conditions, and the success of our operations.

U.S. and Indian transfer pricing regulations require that any international transactions involving associated enterprises are undertaken at an arm's length price. Applicable income tax authorities review our tax returns and if they determine that the transfer prices we have applied are not appropriate, we may incur increased tax liabilities, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby materially reducing our profitability and cash flows. Indian tax authorities reviewed our transfer pricing practices at Spheris India Pvt. Ltd. for tax years ended March 2004 and 2005, prior to our ownership of Spheris, and concluded that the transfer price was not at arms' length. They assessed additional taxes for these years, which we have paid or fully reserved. However, we continue to dispute this assessment and the matter is currently under appeal.

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

As a publicly traded company, we are subject to certain regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to maintain an effective system of internal controls, our reputation and our business could be harmed.

As a publicly traded company in the U.S., our ongoing compliance with various rules and regulations, including the Sarbanes-Oxley Act of 2002, will increase our legal and finance compliance costs and will make some activities more time-consuming and costly. These rules and requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control over financial reporting in our annual reports filed with the SEC. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If in the future our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by NASDAQ, the SEC, or other regulatory authorities. As a result, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Irrespective of compliance with these rules and regulations, including the requirements under the Sarbanes-Oxley Act, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our business and reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on internal controls from our independent auditors.

Our ability to use our net operating loss carryforwards may be limited

As of December 31, 2011, we had approximately $101 million of federal net operating loss ("NOL") carryforwards to offset future taxable income, which will begin to expire in 2025 if not utilized, and approximately $243 million of state NOL's. Under the relevant federal and state tax provisions currently in effect, certain substantial cumulative changes in our ownership may further limit the amount of NOL carryforwards that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, imposes limitations on a company's ability to use NOL carryforwards if it is determined that a company had a change in ownership under certain circumstances within a three-year testing period. We believe that, as a result of future issuances of our capital stock, it is possible that such an ownership change may occur. If we experience an ownership change, our ability to use our United States federal and state NOL carryforwards in any future periods may be restricted. If we are limited in our ability to use our NOL carryforwards, we will pay more taxes than if we were able to utilize such NOL carryforwards fully. As a result, any inability to use our NOL carryforwards could adversely affect our financial condition and results of operations.

Impairment of our intangible assets could result in significant charges that would adversely impact our future operating results.

We have significant intangible assets, including goodwill and intangibles with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets are customer relationships and acquired technology. Our identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of intangible assets on at least an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period;

•
changes in our organization or management reporting structure that could result in additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit; and

•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified.

Our largest stockholder may exercise significant control over our company.

Affiliates of SAC PCG, our largest stockholder, beneficially owns in the aggregate shares representing approximately 35% of our outstanding capital stock as of December 31, 2011. Furthermore, we have entered into a Stockholders Agreement with affiliates of SAC PCG pursuant to which they have the right to nominate to our board three, two or one directors for so long as they own at least 20%, 10% or 5% of our voting power, respectively. This concentration of ownership of our shares and the Stockholders Agreement could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs, or other purchases of shares of our common stock that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. This concentration of ownership may also adversely affect our stock price.

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
Factors that could cause volatility in the market price of our common stock include:

•	market conditions affecting our customers' businesses, including the level of mergers and acquisitions activity;

•	the loss of any major customers or the acquisition of new customers for our services;

•	announcements of new services or functions by us or our competitors;

•	actual and anticipated fluctuations in our quarterly operating results;

•	rumors relating to us or our competitors;

•	actions of stockholders, including sales of shares by our directors and executive officers;

•	additions or departures of key personnel; and

•	developments concerning current or future strategic alliances or acquisitions.

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

We have grown, and may continue to grow, through acquisitions, which could dilute existing stockholders.

As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. We may issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly, depending on the terms of the acquisition. We may also incur additional debt in connection with future acquisitions, which may place additional restrictions on the ability to operate the business.

Provisions of Delaware law and our charter documents could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change management.

Provisions of Delaware law and our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or delay attempts by stockholders to replace or remove our current management or members of our board of directors. These provisions include:

•	a classified board of directors;

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings;

•	the ability of our board of directors to make, alter or repeal our by-laws; and

•	the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine.

In addition, we are subject to Section 203 of the DGCL, which limits business combination transactions with stockholders of 15% or more of our outstanding voting stock that our board of directors has not approved. These provisions and other similar provisions make it more difficult for stockholders or potential acquirers to acquire us without negotiation. These provisions may apply even if some stockholders may consider the transaction beneficial to them. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a premium over the then-current market price for our common stock.

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

Item 1B.Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Franklin, Tennessee. We maintain forty-one offices in total, of which twenty-three are located in North America, fifteen are located in India and three are located in Europe. All of our offices are leased.

Item 3. Legal Proceedings

Shareholder Settlement

On February 8, 2011 and February 10, 2011, two of MModal MQ Inc.'s minority shareholders filed class action complaints in the Superior Court of New Jersey, Burlington County, Chancery Division, (the “Court”) against MModal MQ Inc., the individual members on MModal MQ Inc.'s board of directors and us, in a matter entitled in Re: MedQuist Shareholder Litigation (“Shareholder Litigation”). Plaintiffs alleged that the defendants breached certain fiduciary duties they owed to minority shareholders of MModal MQ Inc. in connection with the structuring and disclosure of the Public Exchange Offer.

On March 4, 2011, the parties to the Shareholder Litigation entered into a memorandum of understanding (the “MOU”) that outlined the material terms of a proposed settlement of the Shareholder Litigation. Under the terms of the MOU, we agreed to extend the expiration of the Public Exchange Offer and further agreed that if, as a result of the Public Exchange Offer, we obtained ownership of at least 90% of the outstanding common stock of MModal MQ Inc., we would conduct the Short Form Merger under applicable law to acquire the remaining shares of MModal MQ Inc. common stock that we do not currently own at the same exchange ratio applicable under the Public Exchange Offer. MModal MQ Inc. agreed to make certain supplemental disclosures concerning the Public Exchange Offer, which were contained in an amendment to Schedule 14D-9 that MModal MQ Inc. filed with the SEC on March 7, 2011. We also agreed to use our best efforts to finalize a stipulation of settlement (the “Stipulation of Settlement”) and present it to the Court for preliminary approval within thirty days of the date of the MOU.

On April 1, 2011, the parties executed the Stipulation of Settlement that memorialized the terms of the settlement outlined in the MOU. On this same date, plaintiffs' counsel filed with the Clerk of the Court a Motion for Preliminary Approval of the Proposed Stipulation of Settlement. The Motion asked the Court to, among other things, (a) hold a hearing to address preliminary approval of the Stipulation of Settlement, (b) certify a class, for purposes of effectuating the Stipulation of Settlement only, of all MModal MQ Inc.'s shareholders (except the named defendants and their families and affiliates) as of and including the date of the closing of the Short Form Merger contemplated under the Stipulation of Settlement, and (c) schedule a final hearing within 60 days to determine whether the Stipulation of Settlement is reasonable and fair and should receive final approval.

The Court held a preliminary approval hearing on April 19, 2011 and entered an Order preliminarily approving the settlement and setting a final approval hearing for June 17, 2011 (the “Preliminary Approval Order”). The Preliminary Approval Order also required MModal MQ Inc. to provide mail and publication notice of the proposed settlement to all shareholders of recorded and established deadlines for objections to the settlement and for filing briefs in support and in opposition to the settlement.

On June 17, 2011, following mail and publication notice to MModal MQ Inc.'s shareholders, the Court held a fairness hearing on the settlement. On this date, the Court entered an Order and Final Judgment (the “Final Judgment”) that, among other things, (a) certified the settlement class consisting of all MModal MQ Inc.'s shareholders (except the named defendants and their families and affiliates) as of and including the date of the closing of the Short Form Merger contemplated under the Stipulation of Settlement

(the “Settlement Class”), (b) found the terms set forth in the Stipulation of Settlement to be fair and reasonable and in the best interests of the Settlement Class, and (c) approved the application for attorney's fees and costs and awarded plaintiffs' counsel $.4 million which was recorded in (Benefit) cost of legal proceedings, settlements and accommodations for the year ended December 31, 2011. The final judgment also dismissed the case with prejudice.

From time to time, we are involved in legal proceedings or regulatory investigations arising in the ordinary course of our business. We are not currently a party to any material legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. See Note 11, Commitments and Contingencies, to our audited consolidated financial statements included elsewhere in this report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market Price Information for Our Shares

Our common stock began trading on the Global Market of The NASDAQ Stock Market LLC under the ticker symbol “MEDH” on February 4, 2011. Prior to the commencement of trading on NASDAQ, our common stock traded on AIM under the symbol “CBAY”. Our CBAY stock ceased trading on AIM effective January 27, 2011.

Effective January 23, 2012, MedQuist Holdings Inc. changed its name to MModal Inc. On January 25, 2012, the Company's common stock ceased trading under the ticker symbol “MEDH” and commenced trading under the ticker symbol “MODL” in the NASDAQ Global Select Market.

Set forth below are the high and low closing bid quotations for those periods our stock was traded on the AIM and the high and low sales prices for those periods our stock was quoted on NASDAQ (as reported by NASDAQ) from the commencement of trading on February 4, 2011 through December 31, 2011:

	Share price
	(Dollars)
	High	Low
Quarter
Fourth Quarter 2011	$10.23	$6.21
Third Quarter 2011	$14.20	$6.80
Second Quarter 2011	$13.48	$9.00
First Quarter 2011 (February 4, 2011 through March 31, 2011)	$10.71	$7.84
First Quarter 2011 (January 1 to January 27, 2011 until ceased trading on AIM )	$10.03	$9.46

	Share price
	(Dollars)
	High	Low
Quarter
Fourth Quarter 2010	$11.39	$8.19
Third Quarter 2010	$9.48	$7.84
Second Quarter 2010	$10.41	$5.80
First Quarter 2010	$14.89	$4.39

Holders

On February 24, 2012, the closing price of our common stock (as reported by NASDAQ) was $10.74. The number of holders of record of our common stock as of February 24, 2012 was 193. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.

Dividends

No dividends have been declared on our common stock for the years ended December 31, 2011, 2010 and 2009. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Payments of future dividends, if any, will be at the sole discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. Our ability to pay dividends on our common stock is limited by the covenants of the agreements governing our indebtedness and may be further restricted by any future debt or preferred securities. See the “Liquidity and Capital Resources” section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4, Debt, to our consolidated financial statements for a description of our senior secured credit facility and senior subordinated notes.

Item 6. Selected Financial Data

(In thousands except per share data)	For years ended December 31,
	2011 (a)	2010 (b)	2009	2008 (c)	2007
Net revenues	$443,800	$417,326	$353,932	$171,413	$42,191
Net income (loss) from continuing operations	$65,077	$17,191	$9,171	$(99,460)	$(3,003)
(Loss) income from discontinued operations, net of tax	$(142)	$556	$(1,351)	$(9,059)	$407
Net income (loss) attributable to MModal Inc.	$62,797	$8,507	$735	$(113,673)	$(2,596)
Adjusted EBITDA (1)	$118,094	$85,805	$59,674	$16,905	$641
Net income (loss) per common share from continuing operations
Basic	$1.15	$0.14	$(0.02)	$(4.68)	$(0.23)
Diluted	$1.12	$0.14	$(0.02)	$(4.68)	$(0.23)
Net income (loss) per common share from discontinued operations
Basic	$—	$0.02	$(0.04)	$(0.40)	$0.03
Diluted	$—	$0.02	$(0.04)	$(0.40)	$0.03
Net income (loss) per common share attributable MModal Inc.
Basic	$1.15	$0.16	$(0.06)	$(5.08)	$(0.20)
Diluted	$1.12	$0.16	$(0.06)	$(5.08)	$(0.20)
Weighted average shares
Basic	48,959	35,012	34,692	22,593	12,873
Diluted	50,138	35,954	34,692	22,593	12,873

Cash and cash equivalents	$29,557	$66,779	$29,633	$42,868	$2,667
Total assets	$531,795	$414,879	$253,068	$279,177	$51,420
Long term debt, including current portion	$296,534	$294,494	$107,340	$126,008	$14,075
Total equity	$125,051	$34,511	$72,301	$79,350	$29,853
____________

(1)
Adjusted EBITDA is a non-GAAP financial measure. Please see Management's Discussion and Analysis of Financial Condition and Results of Operation for a discussion of this non-GAAP financial measure as well as a reconciliation of Net income (loss) attributable to MModal Inc. to Adjusted EBITDA

Notes:

(a)
Includes the reduction in our income tax valuation allowance of $54.4 million and a reduction of our accrual for the Customer Accommodation Program of $9.7 million. We also completed the Initial Public Offering, the Private and Public Exchange and the Short Form Merger as described under the Management Discussion and Analysis.

(b)	Includes the acquisition of Spheris in April 2010.

(c)	Includes a goodwill impairment charge of $99.0 million, and the acquisition of MModal MQ Inc. in August 2008.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions set forth in the “Cautionary Statement Regarding Forward-Looking Statements” on page 3 as well as in Item 1A, Risk Factors. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section and elsewhere in this report.

Executive Overview

Overview

We are a leading provider of clinical documentation solutions providing clinical narrative capture services, Speech and Language Understanding™ technology and clinical documentation workflow solutions for the healthcare industry. Our end-to-end technology-enabled solutions convert the physicians' dictation into a comprehensive patient story through high-quality clinical documentation with rich context that can be leveraged across a healthcare enterprise for reimbursement, clinical decision support, business intelligence and distribution.

We provide comprehensive dictation and transcription solutions and services that automate the input and management of medical information. Our cloud based solutions provide platforms to generate and distribute clinical documentation through the use of advanced dictation and transcription, and allow us to deliver scalable, highly productive medical transcription solutions. Our solutions also enable us to accelerate future innovation to transform the way healthcare providers document patient care, through improved interface with electronic medical records and extraction of clinical information to support the billing and insurance reimbursement processes. We also offer speech recognition solutions for radiology, cardiology, pathology and related specialties, that help healthcare providers dictate, edit and sign reports without manual transcription.

Our innovative solutions provide for a deeply valuable medical record that is contextually important in driving clinical decisions from analytical data available directly to the caregiver and provides for collaborative intelligence through services and technology that facilitate engagement, collaboration and intelligence among all stakeholders in the healthcare ecosystem.

Key factors affecting our performance

On August 18, 2011, we completed the Merger of 100% of the shares of MultiModal. The Merger provided us ownership of speech and natural language understanding technologies, and facilitated consolidation to a single back-end speech recognition platform, provided a broader product offering to local and regional transcription partners and leveraged cloud-based services to enhance gross margins. MultiModal contributed revenue of $10.8 million and net income of $4.4 million for the period from August 18, 2011 to December 31, 2011, which includes profits from a $3.5 million license agreement executed during the fourth quarter of 2011. Subsequent to the Merger, we made seven additional acquisitions in 2011 for a total consideration of $35.3 million, none of which were individually material.

U.S. Initial Public Offering

On January 27, 2011, we changed our name from CBaySystems Holdings Limited to MedQuist Holdings Inc., re-domiciled from a British Virgin Islands company to a Delaware corporation and authorized 300 million shares of common stock at $0.10 par value per share and 25 million shares of preferred stock at $0.10 par value per share. In connection with our re-domiciliation, we adjusted the number of our shares outstanding through a reverse share split pursuant to which every 4.5 shares of our common stock outstanding prior to our re-domiciliation was converted into one share of our common stock upon our re-domiciliation. All shares of common stock and per share data included in the consolidated financial statements reflect the reverse stock split. Our re-domiciliation and reverse share split resulted in no change to our common stockholders' relative ownership interests in us.

In February 2011, we completed our U.S. initial public offering of common stock (“IPO”) selling 3 million shares of our common stock and 1.5 million shares of our common stock owned by selling shareholders at an offer price of $8.00 per share, resulting in gross proceeds to us of $24.0 million and net proceeds to us after underwriting fees of $22.3 million. Our common stock was listed on The NASDAQ Global Market under the symbol “MEDH”.

Effective January 23, 2012, we changed our name to MModal Inc. The name change was effected pursuant to Section 253 of the Delaware General Corporation Law (the “DGCL”) through the Company's merger with a newly formed wholly-owned subsidiary which, under the DGCL, does not require stockholder approval. Pursuant to Section 253 of the DGCL, such merger had the effect of amending the Company's Certificate of Incorporation to reflect the new legal name of the Company. The Company also amended the Company's By-laws, effective as of the same date, to reflect the name change.

The merger and resulting name change did not affect the rights of stockholders of the Company. There were no other changes to the Company's Certificate of Incorporation or By-laws. On January 25, 2012, the Company's common stock, which trades on the NASDAQ Global Select Market, ceased trading under the ticker symbol “MEDH” and commenced trading under the ticker symbol “MODL.”

Private Exchange

Certain of MModal MQ Inc.'s (formerly MedQuist Inc.) noncontrolling stockholders entered into an exchange agreement with us (the “Exchange Agreement”) whereby we issued 4.8 million shares of our common stock in exchange for their 4.8 million shares of MModal MQ Inc. common stock. We refer to this transaction as the Private Exchange. The Private Exchange was completed on February 11, 2011 and increased our ownership in MModal MQ Inc. from 69.5% to 82.2%.

Public Exchange Offer

In addition to the Private Exchange referred to above, in February 2011, we commenced our public exchange offer (the “Public Exchange Offer”), to those noncontrolling MModal MQ Inc. stockholders who did not participate in the Private Exchange to exchange shares of our common stock for shares of MModal MQ Inc. common stock. The Public Exchange Offer expired on March 11, 2011. We accepted and consummated the exchange of, all MModal MQ Inc. shares of common stock that were validly tendered in the Public Exchange Offer. As a result of the Public Exchange Offer, we increased our ownership in MModal MQ Inc. from 82.2% to approximately 97%. We issued 5.4 million shares of our common stock in exchange for 5.4 million shares of MModal MQ Inc. common stock.

Short Form Merger

In accordance with the terms of the stipulation of settlement entered into in connection with the settlement of certain MModal MQ Inc. shareholder litigation, on October 18, 2011, we completed a short-form merger (the “Short Form Merger”) with MModal MQ Inc., resulting in MModal MQ Inc. becoming our indirect wholly-owned subsidiary and MModal MQ Inc. common stock no longer trading on the OTCQB or on any other market. As a result of the Short Form Merger, the remaining approximately 3% issued and outstanding shares of MModal MQ Inc. not held by us were canceled and converted in the Short Form Merger to the right to receive one share of our common stock. In the Short Form Merger, we issued an additional 1.2 million shares of our common stock, which resulted in us owning 100% of MModal MQ Inc. The Short Form Merger resulted in a reclassification from noncontrolling interest to common stock and additional paid-in-capital.

Customer Accommodation Program and Shareholder Litigation

During 2011, we reversed $9.7 million of the Customer Accommodation Program (“Customer Accommodation Program”) accrual as the MModal MQ Inc. board of directors terminated the Customer Accommodation Program on March 31, 2011. We also recorded a charge for a settlement of our indemnification obligations with the former chief financial officer of MModal MQ Inc., and fees in connection with the Shareholder Litigation.

Agreement with Nuance

On June 30, 2011, MModal MQ Inc. and Nuance entered into an agreement whereby MModal MQ Inc. agreed to pay Nuance an agreed upon amount in full satisfaction of MModal MQ Inc.'s license fee obligations with respect to certain products through June 30, 2015. MModal MQ Inc. also agreed to pay Nuance for one year of maintenance services to be provided by Nuance to MedQuist with respect to the licensed products. The maintenance services will automatically renew for successive one-year terms unless canceled in writing by MModal MQ Inc. prior to the annual renewal date or the underlying agreement expires. The installments due under the agreement were paid during the second and third quarters of 2011. During the third quarter of 2011, we recorded $1.2 million of the prepaid licensing fees to cost of revenues consistent with the contractual period.

During the fourth quarter of 2011, we began execution of a plan for consolidation to a single back-end speech recognition platform, the MultiModal platform. The transition is expected to be completed during the third quarter of 2012. Accordingly, we reassessed the useful life of the prepaid licensing fees and will record the expense over the new useful life. The amount related to utilization in production is charged to cost of revenues while the excess expense is charged to acquisition and restructuring. As a result, we recorded $1.2 million of expense in cost of revenues and $3.7 million of expense in acquisition and restructuring during the fourth quarter of 2011. The remaining portion of the prepaid licensing fees of $13.2 million was classified in other current assets in the accompanying Consolidated Balance Sheets at December 31, 2011. During 2012, we expect the majority of expense related to this transition to be classified as acquisition and restructuring.

In 2010, we completed the acquisition of Spheris and in 2008 we completed the acquisition of MModal MQ Inc. (formerly MedQuist Inc.), both of which materially impacted our financial results.

Volume and pricing trends

Providing clinical documentation and technology services to our customers generates the vast majority of our revenue. We measure the volume associated with such services using the number of lines and line equivalents that are billed for the period, as defined by a customer's contract, including volume transcribed or edited on our transcription platforms, as well as ASR volume. Product sales and related maintenance contracts and implementation services make up the balance of our net revenues.

We base our pricing on various factors, principally market forces, the extent to which we can utilize our offshore production facilities, the extent to which customers utilize the ASR technology available in our solutions, the scope of services provided, and turnaround times requested. We work with our customers to evaluate how different solutions affect pricing and to determine the optimal mix of service level and price for them. Higher utilization of offshore production and ASR leads to lower costs for us, which permits us to offer better pricing to our customers while at the same time contributing to margin growth. We have successfully migrated a significant portion of our volume offshore and we will continue these efforts.

As technological advances and increased use of offshore resources have driven down industry costs, the average price per character has also declined as healthcare providers have sought to participate in the economic gains. We intend to monitor and adjust our pricing accordingly to remain competitive as these industry trends continue.

Operating improvements

Cost of revenues on a per unit basis has declined compared to the prior year period due to the increased percentage of volume produced offshore and the increased utilization of ASR technology, as well as a shift in other staffing offshore in order to further reduce operating costs. We increased our offshore production volumes from 40% for the year ended December 31, 2010 to 44% for the year ended December 31, 2011. We also increased our use of ASR technology from 66% for the year ended December 31, 2010 to 74% for the year ended December 31, 2011. As we continue to increase the use of ASR technology and move volume offshore, we expect to continue to reduce costs.

Adjusted EBITDA

Adjusted EBITDA was $118.1 million, or 26.6% of net revenues, for the year ended December 31, 2011, compared to $85.8 million, or 20.6% of net revenues, for the same period in 2010. This increase is primarily the result of a full-year impact from the Spheris acquisition, the impact of the acquisitions completed during the last five months of 2011 (primarily MultiModal) and operational improved margins from higher utilization of offshore production and ASR technology and other operating cost reduction initiatives. Adjusted EBITDA is a non-GAAP financial measure. See section “Adjusted EBITDA (Non-GAAP financial measure)” below for further discussion of this financial measure.

Significant developments in the clinical documentation industry include:

Although we remain one of the leading providers of medical transcription services in the U.S., we experience competition from many other providers at the local, regional and national level. The medical transcription industry remains highly fragmented, with hundreds of small companies in the U.S. performing medical transcription services. We believe the outsourced portion of the medical transcription services market will increase due in part to the majority of healthcare providers seeking the following:

▪	Consolidation within our industry;

▪	Reductions in overhead and other administrative costs;

▪	Improvements in the quality and delivery speed of transcribed medical reports;

▪	Access to leading technologies, such as speech recognition technology, without development and investment risk;

▪	Implementation and management of a medical transcription system tailored to the providers' specific requirements;

▪	Access to skilled MTs and MEs;

▪	Solutions for compliance with governmental and industry mandated privacy and security requirements; and

▪	Product offerings that interface with EHR initiatives.

We evaluate our operating results based upon the following factors:

▪	Production volumes;

▪	Adjusted EBITDA;

▪	Net cash provided by operating activities.

Our goal is to execute our strategy to yield growth in volumes, operating income and net cash flow.

Critical Accounting Policies, Judgments and Estimates

Management's Discussion and Analysis (“MD&A”) is based in part upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). We believe there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenues and other significant areas that involve management's judgments and estimates. These critical accounting policies and estimates have been discussed with our audit committee.

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
A critical accounting estimate must meet two criteria: (1) it requires assumptions about highly uncertain matters, and (2) there would be a material effect on the financial statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements as addressed in Note 2, Significant Accounting Policies, to our consolidated financial statements, areas that are particularly significant and critical include:

Business Combinations and Valuation of Long-Lived and Other Intangible Assets and Goodwill. In connection with acquisitions, we allocate portions of the purchase price to tangible and intangible assets, consisting primarily of acquired technologies and customer relationships with the remainder allocated to goodwill. We assess the realizability of goodwill and intangible assets with indefinite useful lives at least annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. We have determined that we have one reporting unit and one operating segment.

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

Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

▪	our net book value compared to our fair value;

▪	significant adverse economic and industry trends;

▪	significant decrease in the market value of the asset;

▪	the extent that we use an asset or changes in the manner that we use it;

▪	significant changes to the asset since we acquired it; and

▪	other changes in circumstances that potentially indicate all or a portion of the company will be sold.

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

Capitalized software. Costs incurred in creating a computer software product are charged to expense when incurred as research and development until technical feasibility has been established. Technical feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized until the product is available for release to customers. Software costs for internal use incurred in the preliminary project stage are expensed as incurred. Capitalization of costs begins when the preliminary project stage is completed and management, with the relevant authority, authorizes and commits funding of the project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases no later than the point at which the project is substantially complete and ready for its intended use.

Commitments and contingencies. We routinely evaluate claims and other potential litigation to determine if a liability should be recorded in the event it is probable that we will incur a loss and can estimate the amount of such loss.

Revenue recognition. The majority of our revenues are derived from providing technology enabled medical transcription and editing services. Revenues for medical transcription and editing services are recognized when the services are rendered. These services are based on contracted rates. The remainder of our revenues are derived from the sale of technology enabled voice-capture and document management products including cloud-based hosting, software, hardware and implementation, training and maintenance service related to these products, and other professional services.

We recognize software-related revenues using the residual method when vendor-specific objective evidence ("VSOE") of fair value existed for all of the undelivered elements in the arrangement, but did not exist for one or more delivered elements. We allocated revenues to each undelivered element based on its respective fair value determined by the price charged when that element is sold separately or, for elements not yet sold separately, the price established by management if it is probable that the price will not change before the element is sold separately. We recognized revenue on multiple element arrangements using the percentage of completion method when we had VSOE for undelivered elements primarily post contract support. We deferred revenues for the undelivered elements including maintenance which is recognized over the contract period. Provided that the arrangement did not involve significant production, modification, or customization of the software, revenues are recognized when all of the four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is final or determinable and collectability is probable.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for multiple-element revenue arrangements (“ASU 2009-13”) to:

•	provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

•
require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of each element if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

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

We estimate uncollectible amounts based upon our historical write-off experience, current customer receivable balances, aging of customer receivable balances, the customer's financial condition and current economic conditions. Historically, our estimates have been adequate to provide for our accounts receivable exposure.

Basis of Presentation

On December 31, 2010, we completed the sale of our non-strategic Patient Financial Services business (“PFS”). PFS provided revenue management and billing services. Our Consolidated Statements of Operations contained herein reflects the PFS business as discontinued operations for all periods presented.

Net revenues

We derive revenues primarily from providing clinical documentation services to integrated delivery networks, academic centers, group practices and community hospital. Our customers are generally charged a rate times the volume of work that we transcribe or edit. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, maintenance services, digital dictation, speech recognition and electronic signature services. Substantially all of our net revenues are from customers in the United States.

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

Selling, general and administrative (“SG&A”)

Our SG&A expenses include marketing and sales costs, accounting costs, information technology costs, professional fees, corporate facility costs, corporate payroll and benefits expenses.

Research and development (“R&D”)

Our R&D expenses consist primarily of personnel and related costs, including salaries and employee benefits for software engineers and consulting fees paid to independent consultants who provide software engineering services to us. Our R&D efforts have been devoted to new products and services offerings and increases in features and functionality of our existing products and services.

Depreciation and amortization

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from two to seven years for furniture, equipment and software, and the lesser of the lease term or estimated useful life for leasehold improvements. Intangible assets are being amortized using the straight-line method over their estimated useful lives which range from two to twenty years.

Cost of legal proceedings and settlements

Cost of legal proceedings and settlements includes settlement of claims, ongoing litigation, and associated legal and other professional fees incurred.

Acquisition and Integration-Related Costs (“A&I”)

We expense costs incurred in reviewing potential acquisitions, as well as costs incurred to acquire and integrate finalized acquisitions, in the period incurred. This includes legal, investment banking, accounting, tax, information technology and other consulting, as well as any internal costs.

Restructuring Charges

A liability for restructuring costs associated with an exit or disposal activity is recognized and measured initially at fair value when the liability is incurred. We record a liability for severance costs when the obligation is attributable to employee service already rendered, the employees' rights to those benefits accumulate or vest, payment of the compensation is probable and the amount can be reasonably estimated. We record a liability for future, non-cancelable operating lease costs when we cease use of a facility.

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

Consolidated results of operations

Comparison of the year ended December 31, 2011 and the year ended December 31, 2010

The following tables set forth our Consolidated Results of Operations for the periods indicated below:

	Years ended December 31,
	2011		2010
(dollars in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$ Change	Change in % of Net Revenues
Net Revenues	$443,800	100.0%	$417,326	100.0%	$26,474	—%
Cost of revenues	255,566	57.6%	259,194	62.1%	(3,628)	(4.5)%
Gross Profit	188,234	42.4%	158,132	37.9%	30,102	4.5%
Operating costs and expenses :
Selling, general and administrative expenses	64,188	14.5%	61,062	14.6%	3,126	(0.2)%
Research and development	9,570	2.2%	12,030	2.9%	(2,460)	(0.7)%
Depreciation and amortization	37,826	8.5%	32,617	7.8%	5,209	0.7%
(Benefit) cost of legal proceedings and settlements	(6,678)	(1.5)%	3,605	0.9%	(10,283)	(2.4)%
Acquisition and restructuring	26,943	6.1%	11,079	2.7%	15,864	3.4%
Total operating costs and expenses	131,849	29.7%	120,393	28.8%	11,456	0.9%
Operating income	56,385	12.7%	37,739	9.0%	18,646	3.7%
Gain on the sale of investment	—	—%	8,780	2.1%	(8,780)	(2.1)%
Equity in income of affiliated company	—	—%	693	0.2%	(693)	(0.2)%
Other (expense) income	(5,405)	(1.2)%	460	0.1%	(5,865)	(1.3)%
Loss on extinguishment of debt	—	—%	(13,525)	(3.2)%	13,525	3.2%
Interest expense, net	(29,301)	(6.6)%	(19,268)	(4.6)%	(10,033)	(2.0)%
Income from continuing operations before income taxes and noncontrolling interest	21,679	4.9%	14,879	3.6%	6,800	1.3%
Income tax benefit	(43,398)	(9.8)%	(2,312)	(0.6)%	(41,086)	(9.2)%
Net income from continuing operations	65,077	14.7%	17,191	4.1%	47,886	10.5%
(Loss) income from discontinued operations, net of tax	(142)	—%	556	0.1%	(698)	(0.2)%
(Loss) income from discontinued operations	(142)	—%	556	0.1%	(698)	(0.2)%
Net income	64,935	14.6%	17,747	4.3%	47,188	10.4%
Less: Net income attributable to noncontrolling interests	(2,138)	(0.5)%	(9,240)	(2.2)%	7,102	1.7%
Net income attributable to MModal Inc.	$62,797	14.1%	$8,507	2.0%	$54,290	12.1%

Net revenues

Net revenues were $443.8 million for the year ended December 31, 2011, compared to $417.3 million for the year ended December 31, 2010. The increase was primarily due to a full year impact of the April 2010 acquisition of Spheris (which increased revenues by $37.8 million) and the impact of the acquisitions completed during the second half of 2011 (primarily MultiModal, which contributed revenue of $10,751 for the period from August 18, 2011 to December 31, 2011), partially offset by decreases in revenue per line attributable to increased utilization of technology in our offerings and decreased revenues associated with our increase in year-over-year offshore volumes.

Cost of revenues

Cost of revenues were $255.6 million for the year ended December 31, 2011, compared with $259.2 million for the same period in 2010. As a percentage of net revenues, cost of revenues decreased to 57.6% for the year ended December 31, 2011 from 62.1%
for the same period in 2010. This decrease was primarily due to increased utilization of speech recognition technologies, increased utilization of offshore resources and other operating cost reduction initiatives.

Selling, general and administrative

SG&A expense was $64.2 million for the year ended December 31, 2011, compared with $61.1 million for the same period in 2010. The increase in SG&A expense was primarily due to an increase in share based compensation, which was $3,984 for the year ended December 31, 2011, compared to $765 for the year ended December 31, 2010. The increase in share based compensation was primarily a result of restricted share issuances in 2011 related to the hiring of new employees in connection with the MultiModal acquisition and the hiring of the Company's CEO and CFO, both of whom began employment in 2011.

Research and development

R&D expenses were $9.6 million for the year ended December 31, 2011, compared with $12.0 million for the same period in 2010. R&D expenses as a percentage of net revenues were 2.2% for the year ended December 31, 2011, compared to 2.9% for the same period in 2010. This decrease was primarily due to the impact of cost saving initiatives.

Depreciation and amortization

Depreciation and amortization was $37.8 million for the year ended December 31, 2011, compared to $32.6 million for the same period in 2010. This increase is primarily due to the amortization of acquired intangible assets, including the full year impact of the Spheris acquisition and to a lesser extent, the eight acquisitions completed by us during the second half of 2011.

(Benefit) cost of legal proceedings and settlements

(Benefit) cost of legal proceedings, settlements and accommodations was a benefit of $6.7 million for the year ended December 31, 2011, compared to an expense of $3.6 million for the same period in 2010. During 2011, we reversed $9.7 million of the Customer Accommodation Program ("Program") accrual as the MModal MQ Inc. board of directors terminated the Program on March 31, 2011.

Acquisition and restructuring

We incurred A&I and restructuring charges of $26.9 million for the year ended December 31, 2011, compared to $11.1 million for the same period in 2010. During 2011, we recorded A&I of $17.1 million, compared to $7.4 million in 2010. The increase in A&I from 2010 to 2011 was primarily due to the eight acquisitions that we completed during 2011, including MultiModal, compared to one acquisition, Spheris, in 2010. The 2011 A&I charges consisted primarily of $5.4 million in acquisition and integration consulting fees, $4.0 million in charges related to systems conversion integration, $3.9 million in legal fees and $2.0 million in travel, relocation and replacement costs. Our 2010 A&I costs primarily related to the acquisition and subsequent integration of Spheris, which we acquired in April 2010. During 2011, we recorded net restructuring charges of $9.9 million, primarily related to workforce reductions, charges related to rental expenses on closed facilities and charges related to the separation of the Company's former President and CEO.

Gain on sale of investment

We recorded a pre-tax gain of $8.8 million for the year ended December 31, 2010 related to the sale of our shares in A-Life, an equity method investment, in October 2010.

Loss on extinguishment of debt

We incurred a loss on extinguishment of debt of $13.5 million for the year ended December 31, 2010 related to a $7.7 million redemption premium on repayment of convertible debt and $5.8 million of costs incurred in connection with our debt refinancing that occurred in October 2010.

Other (expense) income

Other (expense) income was an expense of $5.4 million for the year ended December 31, 2011, compared with income of $.5 million for the same period in 2010. This decrease was due to foreign exchange losses on the Indian rupee.

Interest expense, net

Interest expense, net, during the year ended December 31, 2011 was $29.3 million, compared to $19.3 million for the same period in 2010. The increase in interest expense, net, is primarily due to the Company entering into the Senior Secured Credit Facility, which consisted of a $200 million term loan and a $25 million revolving credit facility, on October 1, 2010.

Income tax benefit

The income tax benefit for the year ended December 31, 2011 was $43.4 million. The income tax benefit for the year ended December 31, 2010 was $2.3 million. The income tax benefit recorded in 2011 resulted primarily from the reduction of the valuation allowance against the Company's deferred tax assets, which are predominantly related to net operating loss carryforwards (“NOLs”). The valuation allowance was reduced based on the Company's cumulative profit over the last three years, the belief that it will generate sufficient future profits to utilize the NOLs within the statutorily-defined carryforward periods, as well as the future reversal of deferred tax liabilities as of December 31, 2011. This benefit was partially offset by non-deductible transaction costs and state income taxes. The 2010 tax benefit was due primarily to the the recording of deferred tax benefits for losses incurred in India, the release of valuation allowance on our UK subsidiary based on management's assessment of future earnings available to utilize the deferred tax assets and the release of valuation allowances established against the U.S. net operating losses carryforwards that were used to offset current earnings.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests for the year ended December 31, 2011 was $2.1 million, compared to $9.2 million in the same period in 2010. The decrease is due to the increased ownership in MModal MQ Inc. that occurred during 2011, resulting in the Company now holding 100% of the outstanding shares of MModal MQ Inc.

Comparison of the year ended December 31, 2010 and the year ended December 31, 2009

The following tables set forth our Consolidated Results of Operations for the periods indicated below:

	Years ended December 31,
	2010		2009
(dollars in thousands)	Amount	% of Net Revenues	Amount	% of Net Revenues	$ Change	Change in % of Net Revenues
Net Revenues	$417,326	100.0%	$353,932	100.0%	$63,394	—%
Cost of revenues	259,194	62.1%	229,701	64.9%	29,493	(2.8)%
Gross Profit	158,132	37.9%	124,231	35.1%	33,901	2.8%
Operating costs and expenses :
Selling, general and administrative expenses	61,062	14.6%	53,089	15.0%	7,973	(0.4)%
Research and development	12,030	2.9%	9,604	2.7%	2,426	0.2%
Depreciation and amortization	32,617	7.8%	25,366	7.2%	7,251	0.6%
Cost of legal proceedings and settlements	3,605	0.9%	14,943	4.2%	(11,338)	(3.4)%
Acquisition and restructuring	11,079	2.7%	3,973	1.1%	7,106	1.5%
Total operating costs and expenses	120,393	28.8%	106,975	30.2%	13,418	(1.4)%
Operating income (loss)	37,739	9.0%	17,256	4.9%	20,483	4.2%
Gain on the sale of investment	8,780	2.1%	—	—%	8,780	2.1%
Equity in income of affiliated company	693	0.2%	1,933	0.5%	(1,240)	(0.4)%
Other income	460	0.1%	13	—%	447	0.1%
Loss on extinguishment of debt	(13,525)	(3.2)%	—	—%	(13,525)	(3.2)%
Interest expense, net	(19,268)	(4.6)%	(9,019)	(2.5)%	(10,249)	(2.1)%
Income from continuing operations before income taxes and noncontrolling interest	14,879	3.6%	10,183	2.9%	4,696	0.7%
Income tax (benefit) provision	(2,312)	(0.6)%	1,012	0.3%	(3,324)	(0.8)%
Net income from continuing operations	17,191	4.1%	9,171	2.6%	8,020	1.5%
Discontinued operations
Income (loss) from discontinued operations, net of tax	556	0.1%	(1,351)	(0.4)%	1,907	0.5%
Income (loss) from discontinued operations	556	0.1%	(1,351)	(0.4)%	1,907	0.5%
Net income	17,747	4.3%	7,820	2.2%	9,927	2.0%
Less: Net income attributable to noncontrolling interests	(9,240)	(2.2)%	(7,085)	(2.0)%	(2,155)	(0.2)%
Net income attributable to MModal Inc.	$8,507	2.0%	$735	0.2%	$7,772	1.8%

Net revenues

Net revenues increased $63.4 million to $417.3 million for the year ended December 31, 2010, compared to $353.9 million for the year ended December 31, 2009. The Spheris acquisition contributed approximately $88.1 million in incremental revenue for the year ended December 31, 2010, which was partially offset by a decrease in legacy maintenance service revenues from $22.3 million in 2009 to $17.7 million in 2010. Net revenues for the year ended December 31, 2010 were also unfavorably impacted by effects of lower average pricing realized for our transcription services.

Cost of revenues

Cost of revenues as a percentage of net revenues was 62.1% in 2010, compared with 64.9% in 2009 primarily due to increased utilization of offshore resources, increased utilization of ASR technologies and other operating cost reduction initiatives. The increase in total cost versus the year earlier period was primarily due to direct incremental costs associated with the Spheris acquisition as well as a nonrecurring $1.2 million credit in 2009 related to medical claim costs.

Selling, general and administrative

SG&A expense, as a percentage of revenue, improved in 2010, compared to 2009 due to synergies and other cost reduction initiatives.

Research and development

R&D expense increased $2.4 million, to $12.0 million for the year ended December 31, 2010, compared to $9.6 million for the year ended December 31, 2009. The increase was primarily due to costs associated with historical Spheris research and development activities partially offset by synergies realized.

Depreciation and amortization

Depreciation and amortization increased $7.3 million to $32.6 million for the year ended December 31, 2010, compared to $25.4 million for the year ended December 31, 2009. The increase was primarily due to the amortization of acquired intangible assets associated with the Spheris acquisition.

Cost of legal proceedings and settlements

Cost of legal proceedings and settlements decreased $11.3 million to $3.6 million for the year ended December 31, 2010, compared to $14.9 million for the year ended December 31, 2009. The decrease was due to the costs incurred in 2009 related to the settlement of certain outstanding litigation for $5.9 million, related legal fees of $3.8 million and other legal fees of $1.2 million. In 2010, we settled the Kaiser litigation.

Acquisition and restructuring

We incurred acquisition and integration related charges of $7.4 million related to the Spheris acquisition for the year ended December 31, 2010 and $1.2 million in 2009. For the years ended December 31, 2010 and 2009, we recorded restructuring charges of $3.7 million and $2.7 million, respectively, primarily for employee severance obligations and facility exit costs.

Gain on sale of investment

We recorded a pre-tax gain of $8.8 million for the year ended December 31, 2010 related to the sale of our shares in A-Life, an equity method investment, in October 2010.

Loss on extinguishment of debt

We incurred a loss on extinguishment of debt of $13.5 million for the year ended December 31, 2010 related to a $7.7 million redemption premium on repayment of convertible debt and $5.8 million of costs incurred in connection with our debt refinancing which occurred in October 2010.

Interest expense, net

Interest expense, net, increased $10.2 million to $19.3 million for the year ended December 31, 2010, compared to $9.0 million for the year ended December 31, 2009. The increase was due to the debt incurred in connection with the Spheris acquisition and the Corporate Refinancing in October 2010, partially offset by a decrease of $3.0 million in interest expense as a result of the 2009 repayment of the bridge note and repayment of convertible debt issued to Royal Philips Electronics, incurred in connection with the MModal MQ Inc. acquisition.

Income tax (benefit) provision

The effective income tax rate for 2010 was (15.6%), compared to an effective tax rate of 9.9% in 2009. The 2010 tax benefit includes the following items: the recording of deferred tax benefits for losses incurred in India, the release of valuation allowance on our UK subsidiary based on management's assessment of future earnings available to utilize the deferred tax assets, the reduction in various tax reserves related to settlements in certain state jurisdictions, the reduction in the deferred tax liability related to the sale of the investment in A-Life, an increase in the tax reserve for various uncertain tax positions taken in 2010 and an increase in the deferred tax liability associated with indefinite life intangibles. The recording of a tax benefit in 2010 on pre-tax book income is due primarily to the company's recording of a tax benefit for losses generated in India, the reduction of the UK valuation allowance, and the reduction of a valuation allowance on deferred tax assets related to net operating loss carryforwards in the United States which were utilized to offset domestic earnings. The 2009 tax expense primarily includes an increase in the deferred tax liabilities associated with indefinite life intangible assets related to goodwill and an increase in the deferred tax liability associated with our investment in A-Life.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests for the year ended December 31, 2010 increased by $2.2 million to $9.2 million for the year ended December 31, 2010 compared to $7.1 million for the year ended December 31, 2009. The increase in net income attributable to noncontrolling interests was due to the increase in the net income of MModal MQ Inc.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table presents a reconciliation of net income (loss) attributable to MModal Inc. to Adjusted EBITDA:

(dollars in thousands)	2011	2010	2009	2008	2007
Net income (loss) attributable to MModal Inc.	$62,797	$8,507	$735	$(113,673)	$(2,596)
Net income (loss) attributable to noncontrolling interest	2,138	9,240	7,085	5,154	(57)
Income tax (benefit) provision	(43,398)	(2,312)	1,012	(5,531)	(113)
Interest expense, net	29,301	19,268	9,019	3,813	2,108
Depreciation and amortization	37,826	32,617	25,366	13,488	2,915
(Benefit) cost of legal proceedings and settlements	(6,678)	3,605	14,943	5,311	—
Acquisition and restructuring	26,943	11,079	3,973	7,726	—
Other expense (income)	5,405	(460)	(13)	(9)	—
Realized loss on settlement of foreign currency hedges	(364)	—	—	—	—
Goodwill impairment charge	—	—	—	89,633	—
Equity in income of affiliated company	—	(693)	(1,933)	(66)	105
Gain on the sale of investment	—	(8,780)	—	—	—
Loss on extinguishment of debt	—	13,525	—	—	—
Asset impairment charges, severance charges and accrual reversals	—	—	(1,864)	2,000	—
Share based compensation and other non-cash awards	3,982	765	—	—	—
Loss (income) from discontinued operations	142	(556)	1,351	9,059	(1,721)
Adjusted EBITDA	$118,094	$85,805	$59,674	$16,905	$641
Adjusted EBITDA as a percentage of net revenues	26.6%	20.6%	16.9%	9.9%	1.5%

Adjusted EBITDA is a metric used by management to measure operating performance. Adjusted EBITDA is defined as net income attributable to MModal Inc., as applicable, plus net income attributable to noncontrolling interests, income taxes, net interest expense, depreciation and amortization, cost (benefit) of legal proceedings, settlements, and accommodations, acquisition and restructuring charges, discontinued operations, equity in income of affiliated company, share based compensation and other non-cash awards, gain on sale of investment, and realized gain or loss on settlement of foreign currency hedges, excluding other (income) expense. The realized gain on settlement of foreign currency hedges is a component of other (income) expense, as reported in the Consolidated Statements of Operations. Share-based compensation and other non-cash awards represents only the portion of such expense that is a component of selling, general and administrative expense, as reported in the Consolidated Statements of Operations, as it excludes such expense attributable to the Company's restructuring actions.

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

Liquidity and Capital Resources

Our principal sources of liquidity include cash generated from operations, cash and cash equivalents on hand and availability under our revolving credit facility.

2011 vs. 2010 Cash Flows Discussion

Our cash and cash equivalents balance was $29.6 million at December 31, 2011, compared to $66.8 million at December 31, 2010. The decrease in cash and cash equivalents was primarily driven by $70.1 million used to acquire MultiModal and seven other companies during 2011 and an increase in capital expenditures year over year.

Operating activities

Cash provided by operating activities was $56.3 million for the year ended December 31, 2011, compared to $36.2 million for the same period in 2010. Net cash provided by operating activities during the year ended December 31, 2011 was primarily impacted by the following items:

•	Improvement in net income, which increased to $64.9 million for the year ended December 31, 2011, compared to $17.7 million for the same period in the prior year;

•
Improved collections of accounts receivable balances provided $14.2 million of cash for the year ended December 31, 2011, compared to higher accounts receivable balances resulting in a use of cash of $10.0 million for the year ended December 31, 2010;

•	The prepayment of certain software licenses;

•	The timing of payments for accounts payable and other accrued liabilities;

•	Deferred income tax benefit of $46.9 million for the year ended December 31, 2011, compared to $3.9 million for the same period in the prior year;

•	The loss on extinguishment of debt in 2010 of $13.5 million; and

•	The Customer Accommodation Program reversal of $9.7 million in 2011.

Investing activities

Cash used in investing activities was $93.6 million for the year ended December 31, 2011, compared to $82.1 million for the same period in 2010. During the year ended December 31, 2011, we invested $70.1 million for the acquisition of MultiModal in addition to seven other acquisitions, compared to $99.8 million for the acquisition of Spheris and its affiliates for the same period in 2010.
Additionally, we invested $24.1 million in property and equipment and the development of software, compared to $14.3 million for the same period in 2010.

Financing activities

Cash provided by financing activities was $2.9 million the year ended December 31, 2011, compared to $83.4 million for the same period in 2010. The decrease in cash provided by financing activities was primarily due to a reduction in net proceeds from debt. During 2011, we recorded proceeds from debt of $62.7 million, offset by repayments of $60.7 million, resulting in net cash provided by debt of $2.0 million. By comparison, during 2010 as part of our corporate refinancing, we recorded proceeds from debt of $392.4 million, offset by repayments of $229.7 million, resulting in net cash provided by debt of $162.7 million. Also during 2010, we paid $53.9 million in dividends to noncontrolling interests and $21.6 million of debt issuance costs.

2010 vs. 2009 Cash Flows Discussion

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

Financing activities

Cash provided by financing activities in 2010 included $392.4 million in borrowings, offset by $229.7 million in debt repayments, a use of $53.9 million for dividends, $3.7 million in payments related to our initial public offering and $21.6 million used for debt issuance costs. In 2009, cash used in financing activities were principally due to $28.6 million of debt repayments and $15.3 million of dividends paid.

Debt

Debt consisted of the following as of:

(dollars in thousands)	December 31,
	2011	2010
Senior Secured Credit Facility consisting of:
Term loan	$175,000	200,000
Revolving credit facility	25,000	—
Senior subordinated notes	85,000	85,000
Short-term credit facilities	5,982	3,597
Capital lease obligations	3,860	3,779
Equipment loans from banks	1,692	2,118
Total debt	296,534	294,494
Less: current portion	22,712	27,817
Long-term debt, net of current portion	$273,822	$266,677

Term Loans

In October 2010, MModal MQ Inc. entered into a senior secured credit facility (“Senior Secured Credit Facility”), with certain lenders and General Electric Capital Corporation, as Administrative Agent. The Senior Secured Credit Facility contains a number of covenants and consists of $225.0 million in senior secured credit facilities comprised of:

- a $200.0 million term loan, advanced in one drawing on October 14, 2010 (“Closing Date”), with a term of five years, repayable in equal quarterly installments of $5.0 million, commencing on the first day of the first fiscal quarter beginning after the Closing Date, with the balance payable at maturity; and

- a $25.0 million revolving credit facility under which borrowings may be made from time to time during the period from the Closing Date until the fifth anniversary of the Closing Date. The revolving facility includes a $5.0 million letter-of-credit sub-facility and a $5 million swing line loan sub-facility.

The borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at the borrowers' option, either (a) a base rate determined by reference to the highest of (1) the rate last quoted by the Wall Street Journal as the "Prime Rate" in the United States, (2) the federal funds rate plus 1/2 of 1% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) the higher of (1) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs and (2) 1.75%. The applicable margin is 4.50% with respect to base rate borrowings and 5.50% with respect to LIBOR borrowings. At December 31, 2011 the borrowings had an interest rate of 7.25%. In January 2011, we made an optional prepayment of $20.0 million in addition to the $5.0 million due under the Senior Secured Credit Facility.

In September 2011, we amended the Senior Credit Facility to, among other things, (i) permit repurchases of our outstanding common stock in an aggregate amount not to exceed $25.0 million and (ii) add an accordion feature that will allow for additional borrowing capacity of up to $50.0 million in the form of additional revolving credit commitments or incremental term loans, upon the satisfaction of certain conditions. As of December 31, 2011, the Company had not met these conditions; thus, there were no available borrowings under the accordion or the revolving credit facility.

During March 2012, we entered into a waiver and amendment to the Senior Credit Facility to (i) allow for additional time to comply with certain reporting requirements related to recent acquisitions that we consummated and (ii) to amend the definition of "Consolidated EBITDA" under the Senior Credit Facility to provide a favorable adjustment for certain one-time acquisition and restructuring costs related to our consolidation to a single back-end speech recognition platform.

In addition to the Senior Secured Credit Facility, in October 2010 we also issued $85.0 million aggregate principal amount of 13% Senior Subordinated Notes due 2016 (“Senior Subordinated Notes”), pursuant to a purchase agreement. Interest on the notes is payable in quarterly installments at the issuers' option at either (i) 13% in cash or (ii) 12% in cash payment plus 2% in the form of additional senior subordinated notes. The Senior Subordinated Notes are non-callable for 2.5 years after the closing date after which they are redeemable at 107.0% declining ratably until four years after the closing date. The Senior Subordinated Notes contain a number of significant covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers of consolidations, engage in certain types of transactions with affiliates and otherwise restrict our activities. We also entered into amendments and a waiver to the Senior Subordinated Notes on similar terms and conditions as described above for the Senior Credit Facility.

As of December 31, 2011, we were in compliance with the covenants of the Senior Secured Credit Facility and the Senior Subordinated Notes with the exception of the requirements for which we received a waiver during March 2012, as further described above.

Other factors affecting our liquidity and capital resources

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

On August 18, 2011, we completed the acquisition and Merger of 100% of the shares of MultiModal. The Merger provides us ownership of speech and natural language understanding technologies, and is expected to facilitate consolidation to a single back-end speech recognition platform, provide a broader product offering to local and regional transcription partners and leverage MultiModal's cloud-based services to enhance gross margins. MultiModal contributed revenue of $10.8 million and net income of $4.4 million for the period from August 18, 2011 to December 31, 2011.

Pursuant to the Merger Agreement, on the closing date of the Merger, we paid an aggregate of approximately $49.0 million in cash to MultiModal's shareholders and option holders, with funding provided by our available cash and availability under our revolving credit facility. Additionally, we issued an aggregate of 4,134,896 shares of our common stock to MultiModal's shareholders who are “accredited investors” within the meaning of Regulation D promulgated under the Securities Act of 1933. We are also obligated to pay approximately $28.8 million of additional cash consideration in three installments of approximately $16.3 million, $4.8 million and $7.7 million, respectively, following the first, second and third anniversaries of the closing date of the Merger. The deferred cash payments are included in the deferred acquisition payments, current, and deferred acquisition payments, non-current, line items in the accompanying Consolidated Balance Sheets. The recipients of our common stock as Merger consideration have registration rights and are subject to restrictions on trading as set forth in a Stockholders Agreement entered into as of the closing date of the Merger. Certain shareholders of MultiModal also entered into restrictive covenant agreements as of the closing of the Merger, which prohibit them from, among other things, competing against us for five years after the closing of the Merger.

During the year ended December 31, 2011, we acquired seven businesses other than MultiModal for a total consideration of $35.3 million, including $11.4 million in deferred acquisition and estimated earnout payments. None of the acquisitions other than MultiModal were individually material and were not material in the aggregate.

In accordance with the terms of the stipulation of settlement entered into in connection with the settlement of certain MModal MQ Inc. shareholder litigation, on October 18, 2011, we completed the Short Form Merger with MModal MQ Inc., resulting in MModal MQ Inc. becoming our indirect wholly-owned subsidiary and MModal MQ Inc. common stock no longer trading on the OTCQB or on any other market. As a result of the Short Form Merger, the remaining approximately 3% issued and outstanding shares of MModal MQ Inc. not held by us were canceled and converted in the Short Form Merger to the right to receive one share of our common stock. In the Short Form Merger, we issued an additional 1.2 million shares of our common stock. We now own 100% of MModal MQ Inc. The Short Form Merger resulted in a reclassification from noncontrolling interest to common stock and additional paid-in-capital in the fourth quarter of 2011.

We believe our existing cash and cash equivalents and cash to be generated from operations will be sufficient to finance our operations for the next twelve months. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our net revenues, or due to increased cash expenditures in excess of the net revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or selling additional equity. There are no assurances that sufficient funding from external sources will be available to us on acceptable terms, if at all.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors except as follows. In 2011, we entered into currency hedge contracts for a notional value of USD equivalent $72.0 million related to our offshore operations, of which $32 million were remaining as of December 2011 and expire through August 31, 2012. In 2011, we also entered into interest rate cap contracts (for $60.0 million notional amounts which will amortize over time and expire on January 2013) to limit the risk of increase in interest rates. In 2010, we sold our investment in A-Life and the amounts held in escrow through April 2012, $4.1 million, have not been recorded on our Consolidated Balance Sheets.

Quantitative and qualitative disclosures about market risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Contractual Obligations

The following table summarizes our obligations to make future payments under current contracts as of December 31, 2011:

(dollars in thousands)	Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating Lease Obligations	$24,762	$7,283	$10,929	$6,550	$—
Purchase Obligations (1)	3,694	1,587	2,086	21	—
Deferred Acquisition Payments	41,840	23,052	15,822	2,966	—
Long-Term Debt (including current maturities)	296,534	22,712	163,737	110,085	—
Total Contractual Obligations	$366,830	$54,634	$192,574	$119,622	$—
____________

(1)	Purchase obligations are primarily for telecommunication contracts.

We have agreements with certain of our executive officers that provide for severance payments to the employee in the event the employee is terminated without cause. The maximum cash exposure under these agreements was approximately $5.6 million as of December 31, 2011.

Inflation

We believe that inflation rates over the last few years have not had a significant impact on revenues or profitability. We do not expect inflation to have any near-term material effects on the sale of our products and services, however, we cannot be sure there will be no such effect in the future.

Recent Accounting Pronouncements

In May 2011, the FASB issued a new standard on fair value measurement and disclosure requirements. The new standard changes fair value measurement principles and disclosure requirements including measuring the fair value of financial instruments that are managed within a portfolio, the application of applying premiums and discounts in a fair value measurement, and additional disclosure about fair value measurements. The new standard is effective for interim and annual periods beginning after December 15, 2011. We do not expect a material impact with the adoption of this new standard.

In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the current option to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The new standard is effective at the beginning of fiscal years beginning after December 15, 2011, and we will comply with this requirement in the first quarter 2012.

In September 2011, the FASB issued a new standard to simplify how an entity tests goodwill for impairment. The new standard allows companies an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the two-step quantitative goodwill impairment test. Under the new standard, a company is no longer required to calculate the fair value of a reporting unit unless the company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this standard in 2011 as permitted. There was no impact on our results of operation or financial condition as a result of adopting this accounting standard.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest and foreign exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest rate sensitivity

We earn interest income from our balances of cash and cash equivalents. This interest income is subject to market risk related to changes in interest rates, which affects primarily our investment portfolio. We invest in instruments that meet high credit quality standards, as specified in our investment policy.

The Term Loan of our Senior Secured Credit Facility bears interest at LIBOR plus 5.50% with a LIBOR floor of 1.75%. Our interest expense associated with this loan will increase if LIBOR increases. Because the LIBOR floor is currently in effect, a 1.25% increase in LIBOR above current LIBOR levels would not increase our effective interest rate. A 1% increase in LIBOR above the floor would result in approximately $2.0 million annual increase in our interest expense.

As of December 31, 2011, the Company had interest rate cap contracts for $60.0 million in notional amounts, which amortize over time and expire in January 2013, to limit the risk of increase of fluctuation in interest rates.

Foreign currency exchange rate sensitivity

We are exposed to changes in foreign currency exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. Due to the nature of our foreign exchange transactions, the change in the value of the U.S. dollar compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Historically, our primary exposure has related to transactions denominated in the British pound, Canadian dollar and Indian rupee.

We do not believe that a hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2011 would have a material impact on our revenue, operating results or cash flows in the coming year.

Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. As of December 31, 2011, the Company had foreign exchange forward cover contracts for USD equivalent $32.0 million of notional amounts, which expire through August 31, 2012, to limit the risk of fluctuation in foreign exchange rates. For the year ended December 31, 2011, we incurred a $5.4 million loss on these foreign exchange forward contracts. Based on the nature of the transaction for which the contracts were purchased, we do not believe that a hypothetical change of 10% in exchange rates would have a material impact on our financial results.

Item 8. Financial Statements And Supplementary Data

Our consolidated financial statements and supplementary data required by this item are attached to this report beginning on page F-1.

Item 9. Changes in And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the “Exchange Act”, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as our disclosure controls and procedures are designed to do. Thus, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

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

(3) Exhibits. See (b) below.

(b)	Exhibits:

Number	Description of Document
3.1	Certificate of Incorporation

3.2	Certificate of Ownership and Merger (Incorporated by reference to Exhibit 3.1 of the Current Report on our Form 8-K filed with the SEC on January 24, 2012 (File No. 001-35069))

3.3	By-Laws (Incorporated by reference to Exhibit 3.2 of the Current Report on our Form 8-K filed with the SEC on January 24, 2012 (File No. 001-35069))

4.1
Warrant Agreement, dated March 19, 2001, between MedQuist Holdings Inc. and Oosterveld International BV (Incorporated by reference to Exhibit 4.5 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

4.2
Senior Subordinated Note Purchase Agreement, dated as of September 30, 2010, among CBay Inc., MedQuist Inc. and MedQuist Transcriptions Ltd., CBaySystems Holdings Limited, BlackRock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A. and THL Credit Inc. (Incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. filed with the SEC on November 26, 2010 (File No. 333-169997))

4.3	Form of 13% Senior Subordinated Note due 2016 (included as part of Exhibit 4.3 and incorporated herein by reference)

4.4
Guaranty Agreement, dated as of September 30, 2010, among CBaySystems Holdings Limited, MedQuist IP LLC, MedQuist CM LLC, MedQuist Delaware, Inc. and Each Other Guarantor From Time to Time Party Hereto, BlackRock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A. and THL Credit Inc. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. filed with the SEC on November 26, 2010 (File No. 333-169997))

4.5
Exchange Agreement, dated as of September 30, 2010, by and between CBaySystems Holdings Limited and the Investors signatories thereto (Incorporated by reference to Exhibit 4.4 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

4.6
Amendment No. 1 to the Exchange Agreement, dated as of December 30, 2010, by and between CBaySystems Holdings Limited and the Investors signatories thereto (Incorporated by reference to Exhibit 4.4.1 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

4.7	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4/A filed with the SEC on October 3, 2011 (File No. 333-176582))

9.1
Voting Agreement, dated September 30, 2010, by and between CBaySystems Holdings Limited, S.A.C. PEI CB Investment, L.P., S.A.C. PEI CB Investment II, LLC and International Equities (S.A.C. Asia) Limited (Incorporated by reference to Exhibit 9.1 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. filed with the SEC on November 26, 2010 (File No. 333-169997))

10.1
Stock and Asset Purchase Agreement, dated April 15, 2010, between Spheris Holding II, Inc., Spheris Inc., Spheris Operations LLC, Vianeta Communications, Spheris Leasing LLC, Spheris Canada Inc., CBay Inc. and MedQuist Inc. (Incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. filed with the SEC on November 26, 2010 (File No. 333-169997))

10.2
Credit Agreement, dated as of October 1, 2010, among CBay Inc., MedQuist Inc. and MedQuist Transcriptions, Limited, as Borrowers, CBaySystems Holdings Limited, as Holdings, the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, SunTrust Bank, as Syndication Agent, and ING Capital LLC and Regions Bank, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. filed with the SEC on November 26, 2010 (File No. 333-169997))

10.3
Guaranty and Security Agreement, dated as of October 14, 2010, among CBay Inc., MedQuist Inc., MedQuist Transcriptions, Limited, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, and Each Other Guarantor party thereto (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.4
Subordination and Intercreditor Agreement, dated October 1, 2010, among BlackRock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A. and THL Credit, Inc., CBay Inc., MedQuist Inc., MedQuist Transcriptions Ltd. and General Electric Corporation (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.5
Agreement, dated August 19, 2008, between CBaySystems Holdings Limited, S.A.C. PEI CB Investment II, LLC and Lehman Brothers Commercial Corporation Asia Limited (Incorporated by reference to Exhibit 10.6 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.6
Registration Rights Agreement, dated as of February 9, 2011, among MedQuist Holdings, Inc., S.A.C. PEI CB Investment, L.P., S.A.C. PEI CB Investment II, LLC and International Equities (S.A.C. Asia) Limited (Incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K filed with the SEC on March 16, 2011 (File No. 001-35069))

10.7
Stockholders Agreement, dated as of February 11, 2011, among MedQuist Holdings Inc., S.A.C. PEI CB Investment, L.P., S.A.C. PEI CB Investment II, LLC, International Equities (S.A.C. Asia) Limited and the other signatories party thereto (Incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed with the SEC on March 16, 2011 (File No. 001-35069)).

10.8
Stockholders Agreement, dated as of February 4, 2011, among MedQuist Holdings Inc., S.A.C. PEI CB Investment, L.P., S.A.C. PEI CB Investment II, LLC and International Equities (S.A.C. Asia) Limited (Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K filed with the SEC on March 16, 2011 (File No. 001-35069))

10.9	Amended and Restated Management Stockholder's Agreement (Incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed with the SEC on March 16, 2011 (File No. 001-35069))

10.10†	MedQuist Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.15 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.11†
Form of Stock Option Agreement under the MedQuist Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.12†
MedQuist Inc. Long-Term Incentive Plan adopted on August 27, 2009 (Incorporated by reference to Exhibit 10.17 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.13†
MedQuist Inc. Executive Deferred Compensation Plan, Amended and restated, Effective November 15, 2001 (Incorporated by reference to Exhibit 10.18 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.14†
MedQuist Transcriptions, Ltd. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.19 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.15†
CBaySystems Holdings Limited 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.11 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.16†
Form of Share Option Agreement in connection with the 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.12 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.17†
MedQuist Holdings Inc. 2010 Senior Executive Bonus Plan (Incorporated by reference to Exhibit 10.19.1 of Amendment No. 5 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.18†
MedQuist Holdings Inc. 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 10.13 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.19†
MedQuist Holdings Inc. 2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.20†
Amended and Restated employment agreement by and between CBaySystems Holdings Limited, CBay Inc., CBay Systems (India) Pvt. Ltd. and V. Raman Kumar, dated as of December 6, 2010 (Incorporated by reference to Exhibit 10.21 of Amendment No. 5 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.21†
Employment agreement by and between CBaySystems Holdings Limited, CBay Inc. and Michael Seedman, dated as of August 8, 2008 (Incorporated by reference to Exhibit 10.23 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.22†
Employment agreement by and between CBaySystems Holdings Limited, CBay Inc. and Clyde Swoger, dated as of August 2008 (Incorporated by reference to Exhibit 10.24 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.23†
Employment Agreement between Anthony D. James and MedQuist Inc. for the position of Co-Chief Operating Officer dated June 24, 2010 (Incorporated by reference to Exhibit 10.29 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.24†
Offer of Employment between MedQuist Inc. and Michael Clark dated April 21, 2005 (Incorporated by reference to Exhibit 10.29.1 of Amendment No. 6 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.25†
Form of 2010 Amendment to Employment Agreement dated as of August 2008 (Incorporated by reference to Exhibit 10.25 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.26†
Form of Letter of Appointment from CBaySystems Holdings Limited to each non-executive director (Incorporated by reference to Exhibit 10.26 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.27†
Form of Deed of Variation to Letter of Appointment between each compensated non-executive director and CBaySystems Holdings Limited (Incorporated by reference to Exhibit 10.27 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.28
Form of Indemnification Agreement between MedQuist Holdings Inc. and certain Directors and Officers (Incorporated by reference to Exhibit 10.30 of Amendment No. 5 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.29
Form of Management Indemnification Agreement by and between MedQuist Inc. and Certain Officers (Incorporated by reference to Exhibit 10.30.1 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.30
First Amendment to the Form of Management Indemnification Agreement by and between MedQuist Inc. and Certain Officers (Incorporated by reference to Exhibit 10.30.2 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.31
Indemnification Agreement dated November 21, 2008 between MedQuist Inc. and Peter Masanotti (Incorporated by reference to Exhibit 10.31 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.32
Office Lease, dated June 2006, between Ford Motor Land Development Corporation and Spheris Operations Inc. (Incorporated by reference to Exhibit 10.32.1 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.33
Amendment to Office Lease Agreement, dated March 27, 2009, between Carothers Office Acquisition LLC and Spheris Operations, Inc. (Incorporated by reference to Exhibit 10.32.2 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.34
Assignment, Assumption and Agreement to Relinquish Office Space and Amendment to Office Lease Agreement, dated April 22, 2010 between Carothers Office Acquisition LLC and MedQuist Transcriptions, Ltd. (Incorporated by reference to Exhibit 10.32.3 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.35
First Amendment to Lease Agreement, dated March 1, 2009, by and between Atlanta Lakeside Real Estate, L.P. and MedQuist Transcriptions, Ltd. (Incorporated by reference to Exhibit 10.33.1 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.36
Second Amendment to Lease Agreement, effective August 1, 2009, by and between Atlanta Lakeside Real Estate, L.P. and MedQuist Transcriptions, Ltd. (Incorporated by reference to Exhibit 10.33.2 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.37#
Licensing Agreement, as amended, dated as of November 10, 2009, between MedQuist Inc. and Nuance Communications, Inc. (Incorporated by reference to Exhibit 10.34 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.38#
Third Amended and Restated OEM Supply Agreement dated November 10, 2009, between MedQuist Inc. and Nuance Communications, Inc. (Incorporated by reference to Exhibit 10.35 of Amendment No. 2 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.39#
Licensing Agreement by and between Nuance Communications, Inc. and MedQuist Inc., dated November 10, 2009 (Incorporated by reference to Exhibit 10.36 of Amendment No. 5 to the Registration Statement on Form S-1 of MedQuist Holdings Inc. (File No. 333-169997))

10.40
Redemption Agreement among Lehman Brothers Commercial Corporation Asia Limited, S.A.C. Private Equity Investors, L.P., S.A.C. PEI CB Investment, L.P. and S.A.C. PEI CB Investment GP, Limited and the Liquidators named therein (Incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K filed with the SEC on March 16, 2011 (File No. 001-35069))

10.41
First Amendment to Credit Agreement, Waiver and Consent, dated as of July 11, 2011, by and among CBay Inc., MedQuist Inc., MedQuist Transcriptions, Ltd., MedQuist Holdings Inc., the other loan parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation as agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 12, 2011 (File No. 001-35069)).

10.42
Waiver and First Amendment to Senior Subordinated Note Purchase Agreement, dated as of July 11, 2011, by and among CBay Inc., MedQuist Inc., MedQuist Transcriptions, Ltd., MedQuist Holdings Inc., BlackRock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A. and THL Credit, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 12, 2011 (File No. 001-35069)).

10.43
Second Amendment to Senior Subordinated Note Purchase Agreement, dated as of July 11, 2011, by and among CBay, Inc., MedQuist Inc., MedQuist Transcriptions, Ltd., MedQuist Holdings Inc., BlackRock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A. and THL Credit, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 12, 2011 (File No. 001-35069)).

10.44†
Employment Agreement by and between MedQuist Holdings Inc. and Roger L. Davenport dated July 11, 2011 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 12, 2011 (File No. 001-35069)).

10.45
Restricted Stock Agreement, dated as of July 11, 2011, by and between MedQuist Holdings Inc. and Roger L. Davenport (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on July 12, 2011 (File No. 001-35069)).

10.46†
Separation Agreement by and between MedQuist Holdings Inc., MedQuist Inc. and Peter Masanotti dated July 11, 2011 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on July 12, 2011 (File No. 001-35069)).

10.47†
Agreement and Release, dated August 2, 2011, by and between Robert Aquilina and the Company Group (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 16, 2011 (File No. 001-35069)).

10.48†
Separation Agreement and General Release, dated August 2, 2011, by and between Michael Seedman and the Company (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 16, 2011 (File No. 001-35069)).

10.49†
Amendment to Share Option Agreement, dated August 2, 2011, by and between Robert Aquilina and the Company. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 16, 2011 (File No. 001-35069)).

10.50†
Amendment to Share Option Agreement, effective August 2, 2011, by and between Michael Seedman and the Company (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on August 16, 2011(File No. 001-35069)).

10.51
Subordinated Intercompany Note dated as of August 18, 2011 issued by CBay Inc. in favor of MedQuist Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2011 (File No. 001-35069)).

10.52
Amendment No. 1 to Registration Rights Agreement dated as of August 18, 2011 by and among the Company and S.A.C. PEI CB Investment L.P., S.A.C. PEI CB Investment II, LLC and International Equities (S.A.C. Asia) Limited (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 23, 2011 (File No. 001-35069)).

10.53
Stockholders' Agreement dated as of August 18, 2011 by and among the Company and the other parties listed on the signature pages thereto (Incorporated by reference as an Exhibit to the Registration Statement on Form S-4 filed with the SEC on August 31, 2011 (File No. 001-35069)).

10.54†
Employment Agreement, dated August 15, 2011, by and between the Company and Ronald L. Scarboro (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 8, 2011 (File No. 001-35069)).

10.55†
Restricted Stock Award Agreement, dated August 15, 2011, by and between the Company and Ronald L. Scarboro (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 8, 2011 (File No. 001-35069)).

10.56
Second Amendment to Credit Agreement, dated as of September 14, 2011, by and among CBay Inc., MedQuist Inc., MedQuist Transcriptions, Ltd., MedQuist Holdings Inc., the other loan parties signatory thereto, the lenders signatory thereto, and General Electric Capital Corporation, as agent for the lenders (Incorporated by reference as an Exhibit to the Current Report on Form 8-K filed with the SEC on September 20, 2011 (File No. 001-35069)).

10.57#
Fee Agreement dated June 30, 2011, by and between Nuance Communications, Inc. and MedQuist Inc. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 001-35069)).

10.58†
Employment Agreement, dated August 18, 2011, by and between the Company and Michael Finke (Incorporated by reference to Exhibit 10.55 of Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 4, 2011 (File No. 333-176582)).

10.59†
Restricted Stock Award Agreement, dated August 18, 2011, by and between the Company and Michael Finke (Incorporated by reference to Exhibit 10.56 of Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 4, 2011 (File No. 333-176582)).

10.60†
Restrictive Covenant Agreement, dated August 18, 2011, by and between the Company and Michael Finke (Incorporated by reference to Exhibit 10.57 of Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 4, 2011 (File No. 333-176582)).

10.61†
Employment Agreement, dated August 18, 2011, by and between the Company and Juergen Fritsch (Incorporated by reference to Exhibit 10.58 of Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 4, 2011 (File No. 333-176582)).

10.62†
Restricted Stock Award Agreement, dated August 18, 2011, by and between the Company and Juergen Fritsch (Incorporated reference to Exhibit 10.59 of Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 4, 2011 (File No. 333-176582)).

10.63†
Restrictive Covenant Agreement, dated August 18, 2011, by and between the Company and Juergen Fritsch (Incorporated by reference to Exhibit 10.60 of Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 4, 2011 (File No. 333-176582)).

10.64†
Employment Agreement, dated August 18, 2011, by and between the Company and Detlef Koll (Incorporated by reference to Exhibit 10.61 of Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 4, 2011 (File No. 333-176582)).

10.65†
Restricted Stock Award Agreement, dated August 18, 2011, by and between the Company and Detlef Koll (Incorporated by reference to Exhibit 10.62 of Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 4, 2011 (File No. 333-176582)).

10.66†
Restrictive Covenant Agreement, dated August 18, 2011, by and between the Company and Detlef Koll (Incorporated by reference to Exhibit 10.63 of Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 4, 2011 (File No. 333-176582)).

10.67†*	Form of Restricted Stock Award Agreements between MedQuist Holdings Inc. and former participants in the MedQuist Inc. Long Term Incentive Plan

10.68†*	Form of Restricted Stock Award Agreement between MModal Inc. and Certain Officers

10.69†*	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Michael Clark

10.70† *	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Mark Sullivan

10.71† *	Employment Agreement by and between Kevin Piltz and MedQuist Inc. dated May 18, 2009

10.72† *	Employment Agreement, dated October 12, 2011, by and between the Company and William Donovan

10.73† *	Employment Agreement, dated October 28, 2011, by and between the Company and Matthew Jenkins

10.74† *	Employment Agreement, dated January 1, 2012, by and between the Company and Mike Raymer

10.75† *	Employment Agreement, dated January 8, 2012, by and between the Company and Randy A. Drawas

10.76†
Employment Agreement, dated January 11, 2012, by and between the Company and Amy Amick (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 27, 2012 (File No. 001-35069))

12.1
Statement of Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12.1 of Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on October 4, 2011 (File No. 333-176582)).

21.1*	List of subsidiaries of MModal Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement.

#
Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MModal Inc.

By:	/s/ Roger L. Davenport
Roger L. Davenport
Chairman and Chief Executive Officer (Principal Executive Officer)

	Date:	March 14, 2012

By:	/s/ Ronald L. Scarboro
Ronald L. Scarboro
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

	Date:	March 14, 2012

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person, in so signing also makes, constitutes, and appoints Roger L. Davenport and Ronald L. Scarboro, and each of them acting alone, as his or her true and lawful attorneys-in-fact, with full power of substitution, in his or her name, place, and stead, to execute and cause to be filed with the SEC any or all amendments to this report.

Signature	Capacity	Date

/s/ Roger L. Davenport	Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2012

/s/ V. Raman Kumar	Vice Chairman and Director of MModal Inc. and Chief Executive Officer of MModal CB Inc.	March 14, 2012

/s/ Robert J. Greczyn Jr.	Director	March 14, 2012

/s/ Colin J. O'Brien	Director	March 14, 2012

/s/ Frank Baker	Director	March 14, 2012

/s/ Peter Berger	Director	March 14, 2012

/s/ Jeffrey Hendren	Director	March 14, 2012

/s/ Kenneth John McLachlan	Director	March 14, 2012

/s/ James Patrick Nolan	Director	March 14, 2012

/s/ Andrew E. Vogel	Director	March 14, 2012

/s/ Henry Wolf	Director	March 14, 2012

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of MModal Inc.:

We have audited MModal Inc.'s (formerly MedQuist Holdings Inc.) internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MModal Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting as of December 31, 2011. Our responsibility is to express an opinion on MModal Inc.'s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MModal Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MModal Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 14, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MModal Inc.:

We have audited the accompanying consolidated balance sheets of MModal Inc. (formerly MedQuist Holdings Inc.) and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MModal Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MModal Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 14, 2012

MModal Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31 ,
	2011	2010	2009
Net revenues	$443,800	$417,326	$353,932
Cost of revenues	255,566	259,194	229,701
Gross Profit	188,234	158,132	124,231
Operating costs and expenses:
Selling, general and administrative	64,188	61,062	53,089
Research and development	9,570	12,030	9,604
Depreciation and amortization	37,826	32,617	25,366
(Benefit) cost of legal proceedings, settlements and accommodations	(6,678)	3,605	14,943
Acquisition and restructuring	26,943	11,079	3,973
Total operating costs and expenses	131,849	120,393	106,975
Operating income	56,385	37,739	17,256
Gain on sale of investment	—	8,780	—
Equity in income of affiliated company	—	693	1,933
Other (expense) income	(5,405)	460	13
Loss on extinguishment of debt	—	(13,525)	—
Interest expense, net	(29,301)	(19,268)	(9,019)
Income from continuing operations before income taxes and noncontrolling interests	21,679	14,879	10,183
Income tax (benefit) provision	(43,398)	(2,312)	1,012
Income from continuing operations	$65,077	$17,191	$9,171
(Loss) income from discontinued operations, net of tax	(142)	556	(1,351)
(Loss) income from discontinued operations	(142)	556	(1,351)
Net income	64,935	17,747	7,820
Less: Net income attributable to noncontrolling interests	(2,138)	(9,240)	(7,085)
Net income attributable to MModal Inc.	$62,797	$8,507	$735
Net income (loss) per common share from continuing operations
Basic	$1.15	$0.14	$(0.02)
Diluted	$1.12	$0.14	$(0.02)
Net income (loss) per common share from discontinued operations
Basic	$—	$0.02	$(0.04)
Diluted	$—	$0.02	$(0.04)
Net income (loss) per common share attributable to MModal Inc.
Basic	$1.15	$0.16	$(0.06)
Diluted	$1.12	$0.16	$(0.06)
Weighted average shares outstanding:
Basic	48,959	35,012	34,692
Diluted	50,138	35,954	34,692

The accompanying notes are an integral part of these consolidated financial statements.

MModal Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except par value)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$29,557	$66,779
Accounts receivable, net of allowance of $1,493 and $1,466, respectively	74,413	82,038
Other current assets	35,611	23,706
Total current assets	139,581	172,523
Property and equipment, net	24,367	23,018
Goodwill	161,866	90,268
Other intangible assets, net	173,294	107,962
Deferred income taxes	20,585	6,896
Other assets	12,102	14,212
Total assets	$531,795	$414,879
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$22,712	$27,817
Accounts payable	11,808	11,358
Accrued expenses	39,728	36,917
Accrued compensation	10,225	16,911
Deferred acquisition payments	22,323	—
Deferred revenue	7,186	10,570
Total current liabilities	113,982	103,573
Long-term debt	273,822	266,677
Deferred income taxes	—	4,221
Deferred acquisition payments, non-current	15,161	—
Due to related parties	—	3,537
Other non-current liabilities	3,779	2,360
Total liabilities	406,744	380,368
Commitments and contingencies (Note 11)
Total equity:
Preferred stock - $0.10 par value; authorized 25,000 shares; none issued or outstanding	—	—
Common stock - $0.10 par value; authorized 300,000 shares; 56,319 and 35,158 shares issued and outstanding, respectively	5,632	3,516
Additional paid-in-capital	167,440	148,265
Accumulated deficit	(44,382)	(107,179)
Accumulated other comprehensive loss	(3,639)	(663)
Total MModal Inc. stockholders' equity	125,051	43,939
Noncontrolling interests	—	(9,428)
Total equity	125,051	34,511
Total liabilities and equity	$531,795	$414,879

The accompanying notes are an integral part of these consolidated financial statements.

MModal Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years ended December 31,
	2011	2010	2009
Operating activities:
Net income	$64,935	$17,747	$7,820
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	37,826	33,454	26,977
Customer Accommodation Program reversal	(9,658)	—	—
Gain on sale of investment	—	(8,780)	—
Equity in income of affiliated company	—	(693)	(1,933)
Deferred income taxes	(46,868)	(3,903)	679
Share based compensation	5,026	765	856
Provision for doubtful accounts	230	1,538	2,306
Non-cash interest expense	4,118	4,131	3,272
Loss on extinguishment of debt	—	13,525	—
Other	847	(962)	200
Changes in operating assets and liabilities:
Accounts receivable	14,153	(9,962)	3,816
Other current assets	(9,398)	(1,858)	2,185
Other non-current assets	(1,151)	(495)	(615)
Accounts payable	(2,576)	981	871
Accrued expenses	9,827	(5,041)	(3,634)
Accrued compensation	(8,237)	(4,244)	1,904
Deferred revenue	(3,816)	569	(2,128)
Other non-current liabilities	1,008	(547)	94
Net cash provided by operating activities	56,266	36,225	42,670
Investing activities:
Purchase of property and equipment	(12,732)	(7,152)	(6,475)
Proceeds from the sale of property and equipment	576	—	—
Capitalized software	(11,320)	(7,155)	(2,995)
Payments for acquisitions and interests in affiliates, net of cash acquired	(70,103)	(99,793)	(2,690)
Proceeds from sale of investments	—	19,469	—
Proceeds from sale of Patient Financial Services business	—	12,547	—
Net cash used in investing activities	(93,579)	(82,084)	(12,160)
Financing activities:
Proceeds from debt	62,715	392,352	659
Repayment of debt	(60,748)	(229,727)	(28,613)
Dividends paid to noncontrolling interests	—	(53,913)	(15,256)
Debt issuance costs	—	(21,607)	(1,201)
Net proceeds from issuance of common stock	5,789	—	—
Other	(878)	—	—
Related party payments	(4,000)	—	—
Payments related to initial public offering	—	(3,745)	—
Net cash provided by (used by) in financing activities	2,878	83,360	(44,411)
Effect of exchange rate changes	(2,787)	(355)	666
Net (decrease) increase in cash and cash equivalents	(37,222)	37,146	(13,235)
Cash and cash equivalents - beginning of period	66,779	29,633	42,868
Cash and cash equivalents - end of period	$29,557	$66,779	$29,633
Cash paid for interest	$25,183	$14,878	$3,000
Cash paid for income taxes	$1,671	$908	$796

The accompanying notes are an integral part of these consolidated financial statements.

MModal Inc. and Subsidiaries
Consolidated Statements of Equity and Comprehensive Income
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interests	Total equity	Comprehensive income
Balance, January 1, 2009	34,442	$3,444	$150,475	$(116,421)	$(1,191)	$43,043	$79,350
Issuance of common stock	571	57	1,621	—	—	—	1,678
Accrued payments to principal shareholders	—	—	(2,750)	—	—	—	(2,750)
Share based compensation	—	—	797	—	—	59	856
Issuance of stock warrant	—	—	61	—	—	—	61
Dividend paid to noncontrolling interest	—	—	—	—	—	(15,256)	(15,256)
Acquisition of noncontrolling interest in subsidiary	—	—	(690)	—	—	—	(690)
Dilution of affiliated company	—	—	(175)	—	—	(77)	(252)
Net income attributable to MModal Inc.	—	—	—	735	—	7,085	7,820	$735
Foreign currency translation adjustment	—	—	—	—	1,017	467	1,484	1,017
Total comprehensive income								$1,752
Balance, December 31, 2009	35,013	$3,501	$149,339	$(115,686)	$(174)	35,321	72,301
Issuance of common stock	145	15	1,382	—	—	—	1,397
Share based compensation	—	—	706	—	—	59	765
Accrued payments to principal shareholders	—	—	(2,750)	—	—	—	(2,750)
Acquisition of interest in an affiliate	—	—	(412)	—	—	(110)	(522)
Dividend paid to noncontrolling interest	—	—	—		—	(53,913)	(53,913)
Net income attributable to MModal Inc.	—	—	—	8,507	—	9,240	17,747	$8,507
Foreign currency translation adjustment	—	—	—	—	(489)	(25)	(514)	(489)
Total comprehensive income								$8,018
Balance, December 31, 2010	35,158	$3,516	$148,265	$(107,179)	$(663)	$(9,428)	$34,511
Issuance of common stock at $8.00 per share	3,000	300	23,700	—	—	—	24,000
Common stock offering costs	—	—	(9,510)	—	—	—	(9,510)
Issuance of common stock under the Private Exchange, Public Exchange Offer and Short Form Merger	11,471	1,147	(8,607)	—	—	7,339	(121)
Private Exchange and Public Exchange Offer costs	—	—	(13,056)	—	—	—	(13,056)
Shares issued to former principal shareholder to settle obligation	770	77	6,079	—	—	—	6,156
Accrued amounts due to former principal shareholders	—	—	(6,619)	—	—	—	(6,619)
Unregistered shares issued to acquire MultiModal	4,134	413	23,117	—	—	—	23,530
Restricted shares	1,803	180	(180)	—	—	—	—
Restricted shares forfeited	(136)	(13)	(925)	—	—	—	(938)
Share based compensation	—	—	5,006	—	—	20	5,026
Exercise of stock options	119	12	156	—	—	—	168
Other	—	—	14	—	—	—	14
Net income attributable to MModal Inc.	—	—	—	62,797	—	2,138	64,935	$62,797
Foreign currency translation adjustment	—	—	—	—	(2,976)	(69)	(3,045)	(2,976)
Total comprehensive income								$59,821
Balance, December 31, 2011	56,319	$5,632	$167,440	$(44,382)	$(3,639)	$—	$125,051

The accompanying notes are an integral part of these consolidated financial statements.

MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(per share data in whole dollars)

1. Description of Business and Recent Developments

We deliver innovative solutions that capture the complete patient history by facilitating clinical workflows, enabling collaboration and providing insight for improved delivery of care. Specifically, we are the leading provider of interactive clinical documentation and speech understanding technology, as well as transcription, narrative capture and support services. Our flexible, cloud-based SaaS (“Software as a Service”) technology and services convert the physician narrative into high quality and customized electronic records to enable hospitals, clinics and physician practices to improve the quality of clinical data, as well as accelerate and automate the documentation process. We believe our solutions enable outcomes that will be critical to the future of the healthcare industry from Electronic Health Records (“EHR”) adoption to accurate coding and enhanced business analytics.

U.S. Initial Public Offering

On January 27, 2011, we changed our name from CBaySystems Holdings Limited to MedQuist Holdings Inc., re-domiciled from a British Virgin Islands company to a Delaware corporation and authorized 300 million shares of common stock at $0.10 par value per share and 25 million shares of preferred stock at $0.10 par value per share. In connection with our re-domiciliation, we adjusted the number of our shares outstanding through a reverse share split pursuant to which every 4.5 shares of our common stock outstanding prior to our re-domiciliation was converted into one share of our common stock upon our re-domiciliation. All shares of common stock and per share data included in the consolidated financial statements reflect the reverse stock split. Our re-domiciliation and reverse share split resulted in no change to our common stockholders' relative ownership interests in us.

In February 2011, we completed our U.S. initial public offering of common stock (“IPO”) selling 3 million shares of our common stock and 1.5 million shares of our common stock owned by selling shareholders at an offer price of $8.00, resulting in gross proceeds to us of $24.0 million and net proceeds to us after underwriting fees of $22.3 million. Our common stock was listed on The NASDAQ Global Market under the symbol “MEDH”.

Effective January 23, 2012, we changed our name to MModal Inc. The name change was effected pursuant to Section 253 of the Delaware General Corporation Law (the “DGCL”) through the Company's merger with a newly formed wholly-owned subsidiary which, under the DGCL, does not require stockholder approval. Pursuant to Section 253 of the DGCL, such merger had the effect of amending the Company's Certificate of Incorporation to reflect the new legal name of the Company. The Company also amended the Company's By-laws, effective as of the same date, to reflect the name change.

The merger and resulting name change did not affect the rights of stockholders of the Company. There were no other changes to the Company's Certificate of Incorporation or By-laws. On January 25, 2012, the Company's common stock, which trades on the NASDAQ Global Select Market, ceased trading under the ticker symbol “MEDH” and commenced trading under the ticker symbol “MODL.”

Private Exchange

Certain of MModal MQ Inc.'s (formerly MedQuist Inc.) noncontrolling stockholders entered into an exchange agreement with us (the “Exchange Agreement”) whereby we issued 4.8 million shares of our common stock in exchange for their 4.8 million shares of MModal MQ Inc. common stock. We refer to this transaction as the Private Exchange. The Private Exchange was completed on February 11, 2011 and increased our ownership in MModal MQ Inc. from 69.5% to 82.2%.

Public Exchange Offer

In addition to the Private Exchange referred to above, in February 2011, we commenced our public exchange offer (the “Public Exchange Offer”), to those noncontrolling MModal MQ Inc. stockholders who did not participate in the Private Exchange to exchange shares of our common stock for shares of MModal MQ Inc. common stock. The Public Exchange Offer expired on March 11, 2011. We accepted and consummated the exchange of, all MModal MQ Inc. shares of common stock that were validly tendered in the Public Exchange Offer. As a result of the Public Exchange Offer, we increased our ownership in MModal MQ Inc. from 82.2% to approximately 97%. We issued 5.4 million shares of our common stock in exchange for 5.4 million shares of MModal MQ Inc. common stock.

Short Form Merger

In accordance with the terms of the stipulation of settlement entered into in connection with the settlement of certain MModal MQ Inc. shareholder litigation, on October 18, 2011, we completed a short-form merger (the “Short Form Merger”) with MModal MQ Inc., resulting in MModal MQ Inc. becoming our indirect wholly-owned subsidiary and MModal MQ Inc. common stock no longer trading on the OTCQB or on any other market. As a result of the Short Form Merger, the remaining approximately 3% issued and outstanding shares of MModal MQ Inc. not held by us were canceled and converted in the Short Form Merger to the right to receive one share of our common stock. In the Short Form Merger, we issued an additional 1.2 million shares of our common stock, which resulted in us owning 100% of MModal MQ Inc. The Short Form Merger resulted in a reclassification from noncontrolling interest to common stock and additional paid-in-capital.

Sale of PFS business

On December 31, 2010, we completed the sale of our non-strategic Patient Financial Services business (“PFS”). The consideration to us was $14.8 million, of which $12.5 million was paid to us in cash during 2010 and an additional $1.3 million was reflected as a note receivable and included in other current assets at December 31, 2011. Our Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 contained herein give effect to the reclassification of the PFS business into discontinued operations. See Note 20, Sale of PFS Business.

2. Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of MModal Inc. and its subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

The majority of our revenues are derived from providing technology enabled medical transcription and editing services. Revenues for medical transcription and editing services are recognized when the services are rendered. These services are based on contracted rates. The remainder of our revenues is derived from the sale of technology enabled voice-capture and document management products including cloud based hosting, software, hardware and implementation, training and maintenance service related to these products, and other professional services.

We recognize software-related revenues using the residual method when vendor-specific objective evidence ("VSOE") of fair value existed for all of the undelivered elements in the arrangement, but did not exist for one or more delivered elements. We allocated revenues to each undelivered element based on its respective fair value determined by the price charged when that element is sold separately or, for elements not yet sold separately, the price established by management if it is probable that the price will not change before the element is sold separately. We recognized revenue on multiple element arrangements using the percentage of completion method when we had VSOE for undelivered elements primarily post contract support. We deferred revenues for the undelivered elements including maintenance which is recognized over the contract period. Provided that the arrangement did not involve significant production, modification, or customization of the software, revenues are recognized when all of the four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is final or determinable and collectability is probable.

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for multiple-element revenue arrangements (“ASU 2009-13”) to:

•	provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

•
require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of each element if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

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

Legal Proceedings and Settlement Costs

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

Restructuring Charges

A liability for restructuring costs associated with an exit or disposal activity is recognized and measured initially at fair value when the liability is incurred. We record a liability for severance costs when the obligation is attributable to employee service already rendered, the employees' rights to those benefits accumulate or vest, payment of the compensation is probable and the amount can be reasonably estimated. We record a liability for future, non-cancelable operating lease costs when we vacate a facility.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist of restricted stock, stock options, convertible notes and certain obligations which may be settled by the Company through the issuance of shares using the treasury stock method.

The table below reflects basic and diluted net income (loss) per share for the years ended December 31:

(Dollars in thousands)	2011	2010	2009
Net income attributable to MModal Inc.	$62,797	$8,507	$735
Less: amount payable to principal shareholders	(6,619)	(2,750)	(2,750)
Net income (loss) available for common shareholders	$56,178	$5,757	$(2,015)
(Loss) income from discontinued operations	$(142)	$556	$(1,351)

Weighted average shares outstanding:
Basic	48,959	35,102	34,692
Effect of dilutive stock	1,179	852	—
Diluted	50,138	35,954	34,692
Net income (loss) per share from continuing operations
Basic	$1.15	$0.14	$(0.02)
Diluted	$1.12	$0.14	$(0.02)
Net income (loss) per common share from discontinued operations
Basic	$—	$0.02	$(0.04)
Diluted	$—	$0.02	$(0.04)
Net income (loss) per common share attributable to MModal Inc.
Basic	$1.15	$0.16	$(0.06)
Diluted	$1.12	$0.16	$(0.06)

The computation of diluted net income (loss) per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net income (loss) per share. Potentially dilutive shares having an anti-dilutive effect on net income (loss) per share and, therefore, excluded from the calculation of diluted net income (loss) per share, totaled 672, 363 and 13,127 shares for the years ended December 31, 2011, 2010 and 2009, respectively.

The net income for the purpose of the basic income per share is adjusted for the amounts payable to former principal shareholders under a terminated management services agreement. Pursuant to an Agreement (“Agreement”) entered into on August 19, 2008, the Company was obligated to pay S.A.C. PEI CB Investment II, LLC (“SAC CBI II”) and Lehman Brothers Commercial Corporation Asia (“LBCCA”), an annual fixed amount of $1.9 million and $0.9 million, respectively, in cash or shares of the Company's common stock at the Company's election, in return for financial, managerial and operational advice. The payment provision of the Agreement had a five-year term that was scheduled to expire in August 18, 2013. The Agreement stipulated that the annual amount was payable regardless of whether any services were rendered by SAC CBI II or LBCCA. Under the Agreement, the Company was committed to pay for the remaining unexpired term at termination of the Agreement or upon a change in control, with the payment amount determined as follows: the sum of the present value (using the discount rate equal to the yield on U.S. Treasury securities of like maturity) of the annual amounts that would have been payable with respect to the period from the date of such change of control or termination, as applicable through scheduled expiration date. The change in control occurred and the Agreement terminated as a result of the consummation of our IPO and the Private Exchange. According to the terms of the Agreement, the Company recorded $6.6 million of charges to additional paid-in-capital during the year ended December 31, 2011. As a result of the termination of the Agreement, 770 thousand shares of common stock valued at $6.2 million were issued in March 2011 to satisfy the obligation to SAC CBI II. The termination of the Agreement related to LBCCA was settled and paid in July 2011 for $4.0 million.

Share-based Compensation

The Company recognizes compensation cost related to stock-based plans in the consolidated financial statements. The cost is measured at the grant date, based on the estimated fair value of the award and is recognized as an expense over the requisite service periods.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $1.7 million, $1.9 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company's cash management and investment policies dictate that cash equivalents be limited to investment grade, highly liquid securities. The Company places its temporary cash investments with high-credit rated, quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Consequently, the Company's cash equivalents are subject to potential credit risk. As of December 31, 2011 and 2010 cash equivalents consisted of money market investments. The carrying value of cash and cash equivalents approximates fair value.

Restricted cash of $.4 million and $.8 million, as of December 31, 2011, and 2010, respectively, represents deposits that are maintained with banks as security for guarantees issued by them. Such amounts are included in other current assets in the Consolidated Balance Sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The carrying value of accounts receivable approximates fair value. The allowance for doubtful accounts is our best estimate for losses inherent in our accounts receivable portfolio.

We estimate uncollectible amounts based upon our historical write-off experience, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic conditions. Historically, these estimates have been adequate to cover our accounts receivable exposure. We change the allowance if circumstances or economic conditions change.

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

Valuation of Long-Lived and Other Intangible Assets and Goodwill

In connection with acquisitions, we allocate portions of the purchase price to tangible and intangible assets, consisting primarily of acquired technologies and customer relationships with the remainder allocated to goodwill. We prepared the purchase price allocations and in doing so considered the report of an independent valuation firm. We assess the realizability of goodwill and intangible assets with indefinite useful lives at least annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. With the sale of PFS in 2010, we had MModal MQ Inc. and MModal CB Inc. transcription business as our reporting units. With the completion of the Short Form Merger in 2011, we determined that our one reporting unit is MModal Inc. See Note 8, Goodwill and Other Intangible Assets.

Software Development

Costs incurred in creating a computer software product are charged to expense when incurred as research and development until technological feasibility has been established. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized until the product is available for release to customers.

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

Intangible assets include certain assets obtained from business acquisitions and are being amortized using the straight-line method over their estimated useful lives which range from two to twenty years.

Business Enterprise Segments

We operate in one reportable operating segment, MModal, Inc., which is clinical documentation solutions for the healthcare industry.

Concentration of Risk, Geographic Data and Enterprise-wide Disclosures

No single customer accounted for more than 10% of our revenues in any period and there is no single geographic area of concentration of revenues other than the United States.

Our concentration of long-lived assets is as follows:

(dollars in thousands)	At December 31,
Long-lived assets	2011	2010
United States	$18,027	$16,233
Other	6,340	6,785
Total	$24,367	$23,018

Foreign Currency

Our operating subsidiaries in Europe, Canada and India use the respective local currency as their functional currency. We translate the assets and liabilities of those entities into U.S. dollars using the month-end exchange rate. We translate revenues and expenses using the average exchange rates prevailing during the reporting period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) within equity. Net gains (losses) from foreign currency transactions are included as a component of operating costs and expenses in the accompanying Consolidated Statements of Operations.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income consists of foreign currency translation adjustments. Other comprehensive income and comprehensive income are displayed separately in the Consolidated Statements of Equity and Comprehensive Income.

Deferred Acquisition Payments

At December 31, 2011, we had deferred acquisition payments, current, of $22.3 million, and deferred acquisition payments, non-current, of $15.2 million recorded in the accompanying Consolidated Balance Sheets. These future cash payments are related to acquisitions we made in 2011. See Note 3, Acquisitions, for more discussion.

Acquisition and Integration-Related Costs

We expense costs incurred in reviewing potential acquisitions, as well as costs incurred to acquire and integrate finalized acquisitions, in the period incurred. This includes legal, investment banking, accounting, tax, information technology and other consulting, as well as any internal costs.

Operating Leases

Lease rent expenses on operating leases are charged to expense over the lease term. Certain operating lease agreements provide for scheduled rent increases over the lease term. Rent expense for such leases is recognized on a straight-line basis over the lease term.

Recent Accounting Pronouncements

In May 2011, the FASB issued a new standard on fair value measurement and disclosure requirements. The new standard changes fair value measurement principles and disclosure requirements including measuring the fair value of financial instruments that are managed within a portfolio, the application of applying premiums and discounts in a fair value measurement, and additional disclosure about fair value measurements. The new standard is effective for interim and annual periods beginning after December 15, 2011. We do not expect a material impact with the adoption of this new standard.

In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the current option to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The new standard is effective at the beginning of fiscal years beginning after December 15, 2011, and we will comply with this requirement in the first quarter 2012.

In September 2011, the FASB issued a new standard to simplify how an entity tests goodwill for impairment. The new standard allows companies an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the two-step quantitative goodwill impairment test. Under the new standard, a company is no longer required to calculate the fair value of a reporting unit unless the company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this standard in 2011 as permitted. There was no impact on our results of operation or financial condition as a result of adopting this accounting standard.

3. Acquisitions

MultiModal Technologies, Inc.

On August 18, 2011, we completed the acquisition and merger (“Merger”) of 100% of the shares of MultiModal Technologies, Inc. (“MultiModal”). The Merger provides us ownership of speech and natural language understanding technologies, and is expected to facilitate consolidation to a single back-end speech recognition platform, provide a broader product offering to local and regional transcription partners and leverage MultiModal's cloud-based services to enhance gross margins.

Pursuant to the Merger Agreement, on the closing date of the Merger, we paid approximately $49.0 million in cash to MultiModal's shareholders and optionholders, with funding provided by our available cash and availability under our revolving credit facility. Additionally, we issued 4,134,896 shares of our common stock to MultiModal's shareholders who are “accredited investors” within the meaning of Regulation D promulgated under the Securities Act of 1933. We are also obligated to pay approximately $28.8 million of additional cash consideration in three installments of approximately $16.3 million, $4.8 million and $7.7 million, respectively, following the first, second and third anniversaries of the closing date of the Merger. The recipients of our common stock as Merger consideration have registration rights and are subject to restrictions on trading as set forth in a Stockholders

Agreement entered into as of the closing date of the Merger. Certain shareholders of MultiModal also entered into restrictive covenant agreements as of the closing of the Merger, which prohibit them from, among other things, competing against us for five years after the closing of the Merger.

The following table summarizes the consideration paid for MultiModal and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (dollars in thousands):

Cash consideration	$48,955
First deferred cash payment (present value)	15,127
Second deferred cash payment (present value)	4,134
Third deferred cash payment (present value)	6,156
MModal Inc. common stock	23,530
Total consideration transferred	$97,902

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (dollars in thousands):

Current Assets	$8,310
Property and equipment	1,990
Current liabilities	(5,276)
Non-current liabilities	(411)
Trademarks and trade name	6,670
Developed technology	17,490
Non-competition agreements	4,520
Customer relationships	35,310
Deferred income taxes	(22,942)
Goodwill	52,241
Purchase price allocated	$97,902

The total amount assigned to identified intangible assets and the related amortization period is shown below:

(dollars in thousands)		Amortization
	Fair Value	Period
Developed technology	$17,490	9 years
Customer relationships	35,310	10 years
Trademarks and trade names	6,670	20 years
Non-competition agreements	4,520	5 years
Goodwill	52,241	indefinite

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

Total acquisition-related transaction costs incurred are expensed in the periods in which the costs are incurred. Acquisition-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related transaction costs incurred to acquire the business, and incremental direct integration costs have been included in the line item acquisition and restructuring related charges on our Consolidated Statements of Operations.

MultiModal contributed revenue of $10.8 million and net income of $4.4 million for the period from August 18, 2011 to December 31, 2011, which includes profits from a $3.5 million license agreement executed during the fourth quarter of 2011.

Other Acquisitions

During the year ended December 31, 2011, we acquired seven businesses other than MultiModal for a total consideration of $35.3 million, including $11.4 million in deferred acquisition and estimated earnout payments. The fair value of the goodwill and other intangible assets is $19.8 million and $15.1 million, respectively, related to the acquisitions. None of the acquisitions other than MultiModal were individually material and were not material in the aggregate.

Useful lives

The weighted average useful lives of other intangible assets acquired during 2011 are as follows:

Weighted Average
Useful Life
Developed technology	9.0 years
Customer relationships	8.9 years
Trademarks and trade names	19.8 years
Non-competition agreements	4.7 years
Software	5.0 years

Spheris

On April 22, 2010, we completed the acquisition of substantially all of the assets of Spheris Inc. (“Spheris”) and certain of its affiliates including Spheris India Private Limited (“SIPL”). This acquisition provided substantial incremental volume growth and also provided opportunities for operating efficiencies and operating margin expansion. Costs incurred for the acquisition and direct integration costs are included in the line item Acquisition and restructuring on the accompanying Consolidated Statements of Operations. The acquisition was funded from the proceeds of credit facilities entered into in connection with the acquisition. The acquired Spheris business contributed net revenues of $88.1 million for the period April 22, 2010 through December 31, 2010.

Pro Forma Information (Unaudited)
The revenues and earnings of the combined entities had the acquisitions of both MultiModal and Spheris occurred at the beginning of each period is presented below:

(dollars in thousands)	Pro forma for the year ended December 31,
	2011	2010
Net revenues	$454,277	$473,232
Net income attributable to MModal Inc.	$65,230	$15,778
Net income per share attributable to MModal Inc., from continuing operations (Basic)	$1.14	$0.32
Net income per share attributable to MModal Inc., from continuing operations (Diluted)	$1.11	$0.31
Net income per share attributable to MModal Inc., discontinued operations (Basic)	$—	$0.01
Net income per share attributable to MModal Inc., discontinued operations (Diluted)	$—	$0.01
Net income per share attributable to MModal Inc., (Basic)	$1.14	$0.33
Net income per share attributable to MModal Inc., (Diluted)	$1.11	$0.32

These amounts have been calculated after applying our accounting policies and adjusting the results of MultiModal to reflect the additional amortization of intangible assets that would have been recorded as expense assuming the fair value adjustments to intangible assets had been applied from the beginning of the annual period being reported on, and excluding acquisition costs.

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

4. Debt

Current portion of debt consisted of the following as of:

(dollars in thousands)	December 31,
	2011	2010
Current portion of Senior Secured Credit Facility	$15,000	20,000
Short-term credit facilities	5,982	3,597
Current portion of capital lease obligations	1,516	2,496
Current portion of equipment loans from banks	214	1,724
Total current portion of debt	$22,712	$27,817

Debt consisted of the following as of:

(dollars in thousands)	December 31,
	2011	2010
Senior Secured Credit Facility consisting of:
Term loan	$175,000	200,000
Revolving credit facility	25,000	—
Senior subordinated notes	85,000	85,000
Short-term credit facilities	5,982	3,597
Capital lease obligations	3,860	3,779
Equipment loans from banks	1,692	2,118
Total debt	296,534	294,494
Less: current portion	22,712	27,817
Long-term debt, net of current portion	$273,822	$266,677

Term Loans

In October 2010, MModal MQ Inc. entered into a senior secured credit facility (“Senior Secured Credit Facility”), with certain lenders and General Electric Capital Corporation, as Administrative Agent. The Senior Secured Credit Facility contains a number of covenants and consists of $225.0 million in senior secured credit facilities comprised of:

- a $200.0 million term loan, advanced in one drawing on October 14, 2010 (the Closing Date), with a term of five years, repayable in equal quarterly installments of $5.0 million, commencing on the first day of the first fiscal quarter beginning after the Closing Date, with the balance payable at maturity; and

- a $25.0 million revolving credit facility under which borrowings may be made from time to time during the period from the Closing Date until the fifth anniversary of the Closing Date. The revolving facility includes a $5.0 million letter-of-credit sub-facility and a $5 million swing line loan sub-facility.

The borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at the borrowers' option, either (a) a base rate determined by reference to the highest of (1) the rate last quoted by the Wall Street Journal as the “Prime Rate” in the United States, (2) the federal funds rate plus 1/2 of 1% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) the higher of (1) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs and (2) 1.75%. The applicable margin is 4.50% with respect to base rate borrowings and 5.50% with respect to LIBOR borrowings. At December 31, 2011 the borrowings had an interest rate of 7.25%. In January 2011, we made an optional prepayment of $20.0 million in addition to the $5.0 million due under the Senior Secured Credit Facility.

The Senior Credit Facility is secured by substantially all of MModal MQ Inc.'s assets and are guaranteed by us. The Senior Credit Facility contains customary covenants, including reporting and notification and acquisitions, and has customary cross default provisions. The financial covenants are calculated on a consolidated basis, and include a Senior Leverage Ratio, Total Leverage Ratio and an Interest Coverage Ratio.

In September 2011, we amended the Senior Credit Facility to, among other things, (i) permit repurchases of our outstanding common stock in an aggregate amount not to exceed $25.0 million and (ii) add an accordion feature that will allow for additional borrowing capacity of up to $50.0 million in the form of additional revolving credit commitments or incremental term loans, upon the satisfaction of certain conditions. As of December 31, 2011, the Company had not met these conditions; thus, there were no available borrowings under the accordion or the revolving credit facility.

During March 2012, we entered into a waiver and amendment to the Senior Credit Facility to (i) allow for additional time to comply with certain reporting requirements related to recent acquisitions that we consummated and (ii) to amend the definition of "Consolidated EBITDA" under the Senior Credit Facility to provide a favorable adjustment for certain one-time acquisition and restructuring costs related to our consolidation to a single back-end speech recognition platform.

In addition to the Senior Secured Credit Facility, in October 2010 we also issued $85.0 million aggregate principal amount of 13% Senior Subordinated Notes due 2016 (“Senior Subordinated Notes”), pursuant to a purchase agreement. Interest on the notes is payable in quarterly installments at the issuers' option at either (i) 13% in cash or (ii) 12% in cash payment plus 2% in the form of additional senior subordinated notes. The Senior Subordinated Notes are non-callable for 2.5 years after the closing date after which they are redeemable at 107.0% declining ratably until four years after the closing date. The Senior Subordinated Notes contain a number of significant covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers of consolidations, engage in certain types of transactions with affiliates and otherwise restrict our activities. We also entered into amendments and a waiver to the Senior Subordinated Notes on similar terms and conditions as described above for the Senior Credit Facility.

As of December 31, 2011, we were in compliance with the covenants of the Senior Secured Credit Facility and the Senior Subordinated Notes with the exception of the requirements for which we received a waiver during March 2012, as further described above.

We incurred $15.5 million of costs in connection with the October 2010 financing, and there were remaining unamortized costs from a prior financing. At December 31, 2011, we had remaining deferred costs of $8.4 million recorded in other non-current assets and $3.1 million recorded in other current assets. Facilities under the prior financing had been determined to be modified or extinguished. We recorded an extinguishment loss of $5.8 million for the year ended December 31, 2010.

Credit facilities

Credit agreements

The Company has two Credit Arrangements held by MModal CB Inc. with the maximum borrowing limit of $8.8 million, at interest rates of LIBOR + 2.5% and 15.5%, respectively, which is secured by MModal CB Inc. current assets and fixed assets. The amounts outstanding as of December 31, 2011 and 2010 was $6.0 million and $3.6 million, respectively. For the years ended December 31, 2011, 2010 and 2009 interest expense of $.1 million, $.1 million and $.2 million, respectively, was recorded in the Consolidated Statements of Operations related to these two Credit Agreements.

Term and equipment loans

The Company has term loans which carry interest rates ranging from 6.5% to 16% per annum and are repayable monthly through 2016. One loan contains certain non-financial covenants and limits borrowings for one of the Company's subsidiaries. We are in compliance with these covenants. The Company has a working capital term loan which is a rupee-denominated loan from EXIM Bank. This loan is repayable in full in August 2013 and carries an interest rate of 12%. This loan is secured by certain assets of one of the Company's subsidiaries.

The Company has various equipment and vehicle loans that carry interest rates ranging from 10.0% to 15.0% per annum and are repayable monthly through 2016. These loans are secured by the related equipment.

6% Convertible Note

The Company issued a 6% Convertible Note in connection with the acquisition of MModal MQ Inc. which was due August 5, 2015. Any portion of the note may have been converted at the option of Royal Philips Electronics (the “holder”) into common stock of the Company, any time after November 4, 2008. In October 2010, the Company repaid the convertible note at a redemption premium of 8% aggregating to $104.1 million. For the years ended December 31, 2010 and 2009, interest expense on the note was $4.6 million and $5.4 million, respectively. The redemption premium amounted to $7.7 million and was included in the loss on extinguishment of debt in the Consolidated Statement of Operations for the year ended December 31, 2010.

Future minimum principal payments on long-term debt as of December 31, 2011 are as follows (dollars in thousands):

2012	$22,712
2013	22,587
2014	20,902
2015	120,248
2016	110,085
Total	$296,534

The Company recorded interest expense, net, of $29.3 million, $19.3 million and $9.0 million, during the years ended December 31, 2011, 2010 and 2009, respectively, in the Consolidated Statement of Operations.

5. Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 is as follows:

(dollars in thousands)	2011	2010	2009
Beginning balance	$1,466	$1,753	$1,713
Charges	230	1,538	2,306
Doubtful accounts written-off	(203)	(1,825)	(2,266)
Ending balance	$1,493	$1,466	$1,753

6. Other Current Assets

Other current assets consisted of the following:

(dollars in thousands)	As of December 31,
	2011	2010
Prepaid expenses	$19,600	$4,541
Other current assets	9,047	11,111
Deferred income taxes	5,785	2,527
Inventory	1,179	850
Deferred acquisition costs	—	4,677
Total other current assets	$35,611	$23,706

Agreement with Nuance Communications, Inc.

On June 30, 2011, MModal MQ Inc. and Nuance Communications, Inc. (“Nuance”), entered into an agreement whereby MModal MQ Inc. agreed to pay Nuance an agreed upon amount in full satisfaction of MModal MQ Inc.'s license fee obligations with respect to certain products through June 30, 2015. MModal MQ Inc. also agreed to pay Nuance for one year of maintenance services to be provided by Nuance to MModal MQ Inc. with respect to the licensed products. The maintenance services will automatically renew for successive one-year terms unless canceled in writing by MModal MQ Inc. prior to the annual renewal date or the underlying agreement expires. The installments due under the agreement were paid during the second and third quarters of 2011. During the third quarter of 2011, we recorded $1.2 million of the prepaid licensing fees to cost of revenues consistent with the contractual period.

During the fourth quarter of 2011, we began execution of a plan for consolidation to a single back-end speech recognition platform, the MultiModal platform. The transition is expected to be completed during the third quarter of 2012. Accordingly, we reassessed the useful life of the prepaid licensing fees and will record the expense over the new useful life. The amount related to utilization in production is charged to cost of revenues while the excess expense is charged to acquisition and restructuring. As a result, we recorded $1.2 million of expense in cost of revenues and $3.7 million of expense in acquisition and restructuring during the fourth quarter of 2011. The remaining portion of the prepaid licensing fees of $13.2 million was classified in other current assets in the accompanying Consolidated Balance Sheets at December 31, 2011. During 2012, we expect the majority of expense related to this transition to be classified as acquisition and restructuring.

7. Property and Equipment

Property and equipment consisted of the following as of December 31:

(dollars in thousands)	2011	2010
Computer equipment	$38,116	$29,086
Software	6,369	5,356
Furniture and office equipment	1,727	1,736
Leasehold improvements	8,059	9,732
Other	5,452	6,142
Total property and equipment	59,723	52,052
Less: Accumulated depreciation	(35,356)	(29,034)
Property and equipment, net	$24,367	$23,018

Depreciation expense for the year ended December 31, 2011, 2010 and 2009 was $12.8 million, $14.2 million and $11.9 million, respectively.

8. Goodwill and Other Intangible Assets

In connection with acquisitions, we allocate portions of the purchase price to tangible and intangible assets, consisting primarily of acquired technologies and customer relationships with the remainder allocated to goodwill. We prepared the purchase price allocations and in doing so considered the report of an independent valuation firm. We assess the realizability of goodwill and intangible assets with indefinite useful lives at least annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. We have determined after the sale of its PFS business that the impairment testing is to be conducted at our one reporting unit, which is MModal Inc.

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, are as follows:

(dollars in thousands)	2011	2010
Balance as of January 1,	$189,240	$152,159
Accumulated impairment loss	(98,972)	(98,972)
	90,268	53,187
Goodwill from acquisitions	72,017	45,747
Sale of subsidiary	—	(8,732)
Foreign currency adjustments and other	(419)	66
Balance at December 31,
Goodwill	260,838	189,240
Accumulated impairment losses	(98,972)	(98,972)
Goodwill at period end	$161,866	$90,268

We tested goodwill for impairment during the fourth quarter of 2011 by assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. We considered all relevant factors including the excess of market value over book value. We determined that it is more likely than not that the fair value of the reporting unit is significantly more than its carrying amount including goodwill. Consequently we did no additional testing. We tested goodwill for impairment during the fourth quarter of 2010 and 2009, which included the Company's annual impairment testing. The Company determined the fair value using a combination of market capitalization and a discounted cash flow analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The test of impairment of goodwill was a two-step process:

First, the Company compared the carrying amount of the reporting units, which is the book value to the fair value of its reporting unit. If the carrying amount of its reporting unit exceeds its fair value, the Company has to perform the second step of the process. If not, no further testing is needed.

If the second part of the analysis is required, the Company allocates the fair value of its reporting unit to all assets and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. The Company then compares the implied fair value of its reporting unit's goodwill to its carrying amount. If the carrying amount of the Company's goodwill exceeds its implied fair value, the Company recognizes an impairment loss in an amount equal to that excess.

Other intangible assets

We review long-lived assets, including amortizable intangibles, for impairment when events indicate that their carrying amount may not be recoverable. When we determine that one or more impairment indicators are present for an asset, we compare the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, we compare the fair value to the book value of the asset. If the fair value is less than the book value, we recognize an impairment loss. The impairment loss is the excess of the carrying amount of the asset over its fair value.

Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

•	net book value compared to its fair value;

•	significant adverse economic and industry trends;

•	significant decrease in the market value of the asset;

•	the extent that we use an asset or changes in the manner that it uses it;

•	significant changes to the asset since acquired; and

•	other changes in circumstances that potentially indicate all or a portion of the company will be sold.

During 2011, 2010 and 2009, we reviewed the carrying value of long-lived assets other than goodwill and determined that the carrying amounts of such assets were less than the undiscounted cash flows and accordingly no impairment charge was recorded.

As of December 31, 2011 and 2010 other intangible asset balances were as follows:

(dollars in thousands)	2011
	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$149,640	$44,194	$105,446
Trademarks and tradenames	30,303	12,316	17,987
Internal use software	23,580	6,980	16,600
Acquired technology	38,126	9,677	28,449
Non-compete agreements	7,459	2,752	4,707
Other	592	487	105
Total	$249,700	$76,406	$173,294

(dollars in thousands)	2010
	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$101,171	$31,262	$69,909
Trademarks and tradenames	23,533	8,414	15,119
Internal use software	12,260	3,516	8,744
Acquired technology	19,381	6,134	13,247
Non-compete agreements	2,363	1,902	461
Other	616	134	482
Total	$159,324	$51,362	$107,962

Estimated annual amortization expense for intangible assets is as follows (dollars in thousands):

2012	$36,972
2013	30,360
2014	22,815
2015	19,028
2016	18,072
2017 and thereafter	46,047
Total	$173,294

We recorded amortization expense of $25.0 million, $13.5 million and $6.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

9. Contractual Obligations

Leases

We acquired certain computers, office equipment and other assets under capital leases. The gross amount recorded in property and equipment for such capital leases and the related accumulated amortization amounted to $1.1 million and $.1 million as of December 31, 2011 and $2.9 million and $2.3 million as of December 31, 2010, respectively. Depreciation expense was $.6 million, $.6 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease, including any periods of free rent and landlord incentives. Rental expense for operating leases for the years ended December 31, 2011, 2010 and 2009 was $7.3 million, $7.1 million and $5.3 million, respectively. Future minimum lease payments under non-cancelable leases (with initial or remaining lease terms in excess of one year) are as follows as of December 31, 2011:

(dollars in thousands)	Capital leases	Operating leases
2012	$1,672	$7,283
2013	1,300	6,658
2014	990	4,271
2015	249	2,623
2016 and thereafter	83	3,927
Total lease payments	$4,294	$24,762
Less amount representing interest	(434)
Present value of net minimum lease payments	3,860
Less: Current portion of obligations under capital leases	(1,516)
Obligations, under capital leases, excluding current portion	$2,344

Other contractual obligations

The following summarizes our other contractual obligations as of December 31, 2011:

(dollars in thousands)	Deferred Acquisition Payments	Purchase Obligations	Total
2012	$23,052	$1,587	$24,639
2013	6,116	1,204	7,320
2014	9,706	882	10,588
2015	2,966	21	2,987
Total	$41,840	$3,694	$45,534
Less amount representing interest	$(4,356)
Present value of deferred acquisition payments	$37,484

Purchase obligations are primarily telecommunication contracts.

As of December 31, 2011, we had agreements with certain of our senior management that provide for severance payments in the event these individuals are terminated without cause. The maximum guaranteed amount related to these agreements was $5.6 million.

10. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

(dollars in thousands)	As of December 31,
	2011	2010
Other accrued expenses	$20,827	$13,270
Accrued taxes, primarily reserve for uncertain tax positions	7,293	5,422
Accrued interest	5,753	5,593
Restructure reserve	5,126	2,245
Customer accommodations	729	10,387
Total accrued expenses	$39,728	$36,917

In November 2003, one of MModal MQ Inc.'s employees raised allegations that it had engaged in improper billing practices. In response, the MModal MQ Inc. board of directors undertook an independent review of these allegations (“Review”). In response to our customers' concern over the public disclosure of certain findings from the Review, MModal MQ Inc. made the decision in the fourth quarter of 2005 to take action to try to avoid litigation and preserve and solidify its customer business relationships by offering a financial accommodation to certain of its customers.

In connection with the decision to offer financial accommodations to certain of its customers (“Accommodation Customers”), MModal MQ Inc. analyzed its historical billing information and the available report-level data to develop individualized accommodation offers to be made to Accommodation Customers (“Accommodation Analysis”). Based on the Accommodation Analysis, the MModal MQ Inc. board of directors authorized management to make cash or credit accommodation offers to Accommodation Customers in the aggregate amount of $75.8 million (“Customer Accommodation Program”). By accepting the accommodation offer, the Accommodation Customer agreed, among other things, to release MModal MQ Inc. from any and all claims and liability regarding the billing related issues. On March 31, 2011, the MModal MQ Inc. board of directors terminated the Customer Accommodation Program. As a result, any amounts that had not been offered to Accommodation Customers were reversed.

The following is a summary of the financial statement activity related to the customer accommodation:

(dollars in thousands)	December 31,
	2011	2010
Beginning balance	$10,387	$11,635
Payments and other adjustments	—	(1,248)
Accommodation reversal	(9,658)	—
Ending balance	$729	$10,387

Restructuring Costs

A liability for restructuring costs associated with an exit or disposal activity is recognized and measured initially at fair value when the liability is incurred. We record a liability for severance costs when the obligation is attributable to employee service already rendered, the employees' rights to those benefits accumulate or vest, payment of the compensation is probable and the amount can be reasonably estimated. We record a liability for future, non-cancellable operating lease costs when we vacate a facility.

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

2011 Restructuring Plan

On March 31, 2011, the board of directors adopted a restructuring plan to complete the integration of its acquired Spheris operations into MModal Inc. and to integrate MModal MQ Inc. with MModal Inc. (“2011 Restructuring Plan”). We recorded a charge of $1.5 million representing future lease payments on MModal MQ Inc.'s former corporate headquarters in Mt. Laurel, New Jersey and former data center in Sterling, Virginia, net of estimated sublease rentals. The future minimum lease payments on the Mt. Laurel facility total $1.9 million. The commencement of the integration of MModal MQ Inc. and MModal Inc. resulted in a charge of $5.9 million, primarily consisting of severance costs of $4.2 million and non-cash stock compensation costs of approximately $0.8 million associated with the acceleration of stock option vesting and the extension of the stock option exercise period for terminated employees. In addition, in July 2011 we recorded $1.2 million in charges related to the separation of the Company's former Chairman and CEO.
The 2011 Restructuring Plan was implemented throughout 2011, as management identified opportunities for synergies from the integration of MModal MQ Inc. into MModal Inc., including elimination of redundant functions. Also, the Company completed eight acquisitions in 2011, including MultiModal, which resulted in additional charges to the 2011 Restructuring Plan.
We expect the remaining balance to be paid in 2012.

The table below reflects the financial statement activity related to the 2011 Restructuring Plan:

(dollars in thousands)	Year ended December 31, 2011
Beginning balance	$—
Charges	10,847
Cash paid	(5,742)
Other	(142)
Ending balance	$4,963

2010 Restructuring Plan

Management’s 2010 cost reduction initiatives, including process improvement, combined with the acquisition of Spheris, resulted in a restructuring plan ("2010 Restructuring Plan") involving staff reductions and other actions designed to maximize operating efficiencies.

The table below reflects the financial statement activity related to the 2010 Restructuring Plan. We expect the remaining balance to be paid in 2012.

(dollars in thousands)	Year ended December 31, 2011	Year ended December 31, 2010
Beginning balance	$2,071	$—
Charges	179	4,303
Cash paid	(1,067)	(2,232)
Other	(1,020)	—
Ending balance	$163	$2,071
The $1.0 million other adjustment primarily represents a reduction in previously accrued employee severance costs related to certain employee positions that were not eliminated.

11. Commitments and contingencies

Shareholder Settlement

On February 8, 2011 and February 10, 2011, two of MModal MQ Inc.'s minority shareholders filed class action complaints in the Superior Court of New Jersey, Burlington County, Chancery Division, (the “Court”) against MModal MQ Inc., the individual members on MModal MQ Inc.'s board of directors and us, in a matter entitled in Re: MedQuist Shareholder Litigation (the “Shareholder Litigation”). Plaintiffs alleged that the defendants breached certain fiduciary duties they owed to minority shareholders of MModal MQ Inc. in connection with the structuring and disclosure of the Public Exchange Offer.

On March 4, 2011, the parties to the Shareholder Litigation entered into a memorandum of understanding (the “MOU”) that outlined the material terms of a proposed settlement of the Shareholder Litigation. Under the terms of the MOU, we agreed to extend the expiration of the Public Exchange Offer and further agreed that if, as a result of the Public Exchange Offer, we obtained ownership of at least 90% of the outstanding common stock of MModal MQ Inc., we would conduct the Short Form Merger under applicable law to acquire the remaining shares of MModal MQ Inc. common stock that we do not currently own at the same exchange ratio applicable under the Public Exchange Offer. MModal MQ Inc. agreed to make certain supplemental disclosures concerning the Public Exchange Offer, which were contained in an amendment to Schedule 14D-9 that MModal MQ Inc. filed with the SEC on March 7, 2011. We also agreed to use our best efforts to finalize a stipulation of settlement (the “Stipulation of Settlement”) and present it to the Court for preliminary approval within thirty days of the date of the MOU.

On April 1, 2011, the parties executed the Stipulation of Settlement that memorialized the terms of the settlement outlined in the MOU. On this same date, plaintiffs' counsel filed with the Clerk of the Court a Motion for Preliminary Approval of the Proposed Stipulation of Settlement. The Motion asked the Court to, among other things, (a) hold a hearing to address preliminary approval of the Stipulation of Settlement, (b) certify a class, for purposes of effectuating the Stipulation of Settlement only, of all MModal MQ Inc.'s shareholders (except the named defendants and their families and affiliates) as of and including the date of the closing of the Short Form Merger contemplated under the Stipulation of Settlement, and (c) schedule a final hearing within 60 days to determine whether the Stipulation of Settlement is reasonable and fair and should receive final approval.

The Court held a preliminary approval hearing on April 19, 2011 and entered an Order preliminarily approving the settlement and setting a final approval hearing for June 17, 2011 (the “Preliminary Approval Order”). The Preliminary Approval Order also required MModal MQ Inc. to provide mail and publication notice of the proposed settlement to all shareholders of recorded and established deadlines for objections to the settlement and for filing briefs in support and in opposition to the settlement.

On June 17, 2011, following mail and publication notice to MModal MQ Inc.'s shareholders, the Court held a fairness hearing on the settlement. On this date, the Court entered an Order and Final Judgment (the “Final Judgment”) that, among other things, (a) certified the settlement class consisting of all MModal MQ Inc.'s shareholders (except the named defendants and their families and affiliates) as of and including the date of the closing of the Short Form Merger contemplated under the Stipulation of Settlement (the “Settlement Class”), (b) found the terms set forth in the Stipulation of Settlement to be fair and reasonable and in the best interests of the Settlement Class, and (c) approved the application for attorney's fees and costs and awarded plaintiffs' counsel $.4 million which was recorded in (Benefit) cost of legal proceedings, settlements and accommodations for the year ended December 31, 2011. The final judgment also dismissed the case with prejudice.

SEC Investigation of Former Officer

With respect to MModal MQ Inc.'s historical billing practices, the SEC pursued civil litigation against MModal MQ Inc.'s former chief financial officer, whose employment ended in July 2004. Pursuant to its bylaws, MModal MQ Inc. had been providing indemnification for the legal fees for its former chief financial officer. In February 2011 MModal MQ Inc. reached a settlement under which its former chief financial officer released MModal MQ Inc. from its indemnification obligations to him upon his settlement of the litigation with the SEC and MModal MQ Inc.'s payment to him of a negotiated amount. The former chief financial officer settled the SEC litigation and MModal MQ Inc. made its settlement payment to him in May 2011. This settles the last remaining contingency related to the MModal MQ Inc. billing practices.

12. Management Incentive Plans

2010 Equity Incentive Plan

The 2010 Equity Incentive Plan ("Plan") was adopted by the Board of Directors (the “Board”) of the Company on December 17, 2010, which provides for the grant of up to 3,369,927 shares of our common stock. The 2010 Equity Incentive Plan is administered by the Compensation Committee of the Board. The purpose of the 2010 Equity Incentive Plan is to provide a means through which we may attract and retain key personnel and to provide a means whereby our current and prospective directors, officers, employees, consultants and advisers can acquire and maintain an equity interest in the company, or be paid incentive compensation, thereby strengthening their commitment to our welfare of the Company and aligning their interests with those of the our stockholders. The Compensation Committee may, from time to time, grant options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards and/or performance compensation awards to eligible participants under the Plan, and such grants cannot be granted below the market value of our common stock on the date of grant. As of December 31, 2011, only restricted stock units have been granted under the Plan and there were 2,672,402 shares available for grant under the Plan. Certain employees were granted 1,033,570 shares of restricted stock outside of the Plan and are included in the table below.

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
January 1, 2011	—	$—
Granted	1,803	10.55
Vested	(183)	13.20
Forfeited	(83)	13.20
December 31, 2011	1,537	$10.09

The Company recognizes compensation expense ratably over each quarterly service period at the market value of the Company's common stock on the grant date. The Company recorded share based compensation expense related to restricted stock awards of $3.4 million for the year ended December 31, 2011. As of December 31, 2011, total unrecognized compensation cost related to future service periods for nonvested restricted stock granted was $14.3 million. This cost is expected to be recognized over a period of approximately 2.5 years.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan was adopted by the Board of Directors on June 12, 2007. The 2007 Equity Incentive Plan is administered and operated by the Board in consultation with the Compensation Committee of the Board. The 2007 Equity Incentive Plan provides a framework for the grant of equity and other equity related incentives to directors, officers, consultants and other employees of the Company in different jurisdictions. Awards may be in the form of share options, including incentive stock options (which comply with U.S. tax requirements), share appreciation rights, restricted shares, restricted stock units and other share, share based or cash awards.

Share option activity and weighted average exercise price are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contract term	Weighted average intrinsic value	Aggregate intrinsic value as of December 31, 2011
	(in thousands)		(years)		(in thousands)
Outstanding at January 1, 2009	282	$7.88
Granted	2,241	5.00
Expired	(51)	7.88
Outstanding at January 1, 2010	2,472	$5.27
Granted	211	9.89
Expired	(46)	7.88
Outstanding at January 1, 2011	2,637	$5.50
Exercised	(309)	5.31
Expired	(16)	7.88
Outstanding at December 31, 2011	2,312	$5.67	4.79	$4.00	$8,429
Exercisable at December 31, 2011	2,254	$5.56	4.68	$4.11	$8,678

The Company recognized $1.2 million, $0.8 million and $0.9 million as compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively, in respect of these options. The fair values of these options have been calculated using a Black Scholes model using the following assumptions:

Dividend yield	—%
Expected life	4.8 - 5.8 years
Risk free interest rate	4.42%
Volatility	34% - 35%

The unamortized compensation cost of the options as of December 31, 2011 was $.1 million. As of December 31, 2011, there were 968 options available for grant under the 2007 Equity Incentive Plan.

A summary of outstanding and exercisable options as of December 31, 2011 is as follows:

	Options Outstanding			Options exercisable
Exercise price	Options	Weighted Average remaining contractual life (in years)	Weighted average exercise price	Options	Weighted average exercise price
	(in thousands)			(in thousands)
$5.01 - $9.00	2,110	4.81	$5.22	2,110	$5.22
$9.01 - $10.63	202	4.63	$10.17	144	$10.41
	2,312	4.79	$5.67	2,254	$5.56

 MModal MQ Inc. Stock option plan

MModal MQ Inc. maintained stock option plans that provided for the granting of options to purchase shares of the MModal MQ Inc. common stock to eligible employees (including officers), as well as to MModal MQ Inc. non-employee directors. These MModal MQ Inc. stock option plans were the 1992 Stock Option Plan of MedQuist Inc. (the 1992 MQ Stock Option Plan) and the MedQuist Inc. 2002 Stock Option Plan (the 2002 MQ Stock Option Plan). Options were issued with the exercise prices equal to the fair market value of the common stock on the date of grant or at a price determined by a committee of MModal MQ Inc. board of directors. Stock options granted under the MModal MQ Inc. stock option plans have vested and are exercisable over periods determined by the committee, generally five years, and expire no more than 10 years after the grant.

On July 11, 2011, the Company assumed the MModal MQ Inc. stock option plans and converted each of the stock options outstanding under the MModal MQ Inc. stock option plans into an option to purchase shares of common stock of the Company. The Company assumed the MModal MQ Inc. stock option plans in connection with the Company's acquisition of outstanding shares of common stock of MModal MQ Inc. through (a) an exchange offer commenced on February 3, 2011, to exchange shares of Company common stock for all of the outstanding shares of common stock of MModal MQ Inc., and (b) the Short Form Merger with MModal MQ Inc., resulting in MModal MQ Inc. becoming our indirect wholly-owned subsidiary and MModal MQ Inc. common stock no longer trading on the OTCQB or on any other market. As a result of the Short Form Merger, the remaining approximately 3% issued and outstanding shares of MModal MQ Inc. not held by us were canceled and converted to the right to receive one share of our common stock. In the Short Form Merger, we issued an additional 1.2 million shares of our common stock, which resulted in us owning 100% of MModal MQ Inc.

The MModal MQ Inc.'s stock option plans had 717 options with exercise prices ranging from $2.22 to $70.00, weighted average remaining term of 3.0 years and an intrinsic value of $2.2 million. As of December 31, 2011 296 options were in the money. There were no options granted or exercised under the MModal MQ Inc. stock option plans in 2011, 2010 or 2009.

13. Income Taxes

On January 27, 2011, we re-domiciled from a British Virgin Island company to a Delaware corporation. Accordingly, in 2011, domestic now refers to income taxes recorded on our operations in the United States and foreign refers to income taxes recorded on operations outside the United States. In 2010 and 2009, domestic refers to income taxes recorded on our operations in the British Virgin Islands and foreign refers to income taxes recorded on operations outside the British Virgin Islands. The sources of income before income taxes and noncontrolling interest and the income tax (benefit) provision for the years ended December 31, 2011, 2010 and 2009 are as follows:

(dollars in thousands)	2011	2010	2009
Income before income taxes and noncontrolling interest:
Domestic	$13,573	$(1,382)	$(2,510)
Foreign	8,111	16,261	12,693
Income before income taxes and noncontrolling interest	21,684	14,879	10,183
Current income tax provision:
Federal	83	—	—
State and local	828	—	—
Foreign	2,559	1,591	317
Current income tax provision	3,470	1,591	317
Deferred income tax (benefit) provision:
Federal	(41,938)	—	—
State and local	(5,954)	—	—
Foreign	1,024	(3,903)	695
Deferred income tax (benefit) provision	(46,868)	(3,903)	695
Income tax (benefit) provision	$(43,398)	$(2,312)	$1,012

The reconciliation of the income tax (benefit) provision at the U.S. statutory federal income tax rate to the Company's income tax (benefit) provision follows:

	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Valuation allowance adjustment	(251.0)%	(59.4)%	(22.6)%
Foreign rate differential	(2.2)%	5.4%	7.9%
Adjustments to tax reserves	0.7%	(4.4)%	(0.6)%
Permanent differences	4.7%	4.1%	(1.9)%
Intercompany dividend	2.1%	—%	3.8%
Transaction costs	7.5%	—%	—%
State income taxes, net of federal tax effect	5.9%	4.2%	(3.0)%
Other, net	(2.8)%	(0.5)%	(8.7)%
Income tax (benefit) provision	(200.1)%	(15.6)%	9.9%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows:

(dollars in thousands)	2011	2010
Deferred tax assets
U.S net operating loss carryforwards	$42,203	$48,329
Foreign net operating loss carryforwards	1,477	3,531
Credit carryforwards	1,585	—
Accounts receivable	660	1,231
Property and equipment	—	2,821
Intangibles	—	3,449
Employee compensation and benefit plans	3,276	3,554
Customer accommodation	506	3,470
Accruals and reserves	2,246	2,269
Prepaid expenses	1,592	—
Unrealized gain on foreign currency hedges	1,883	—
Other	2,538	5,704
Total gross deferred tax assets	57,966	74,358
Less: Valuation allowance	(3,407)	(63,097)
Total deferred tax assets	$54,559	$11,261
Deferred tax liabilities
Property and equipment	$(339)	$(522)
Intangibles	(26,952)	(4,179)
Others	(898)	(1,189)
Total deferred tax liabilities	(28,189)	(5,890)
Net deferred tax asset	$26,370	$5,371

Under the Indian Income Tax Act, a portion of the profits of the Company's Indian operations is exempt from Indian income tax. The Indian tax year ends on March 31. The Indian operations avails itself of two separate tax holidays - Software Technology Parks of India (“STPI”) and Sepcial Economic Zones (“SEZ”). The tax holidays are available for a period of ten consecutive years beginning in the year in which the respective Indian undertaking commenced operations. The STPI tax holiday expired on March 31, 2011. However, the Indian operations will continue to avail itself of the SEZ tax holiday through March 31, 2019. The aggregate effect on net income (loss) attributable to MModal Inc. of the tax holiday was $0.6 million, $1.2 million and $0.8 million for the years ended 2011, 2010 and 2009, respectively. Further, the per common share effect of this exemption on net income (loss) attributable to MModal Inc. was $0.01, $0.03 and $0.05 for the years ended 2011, 2010 and 2009, respectively.

As of December 31, 2011, the Company had federal net operating loss ("NOL") carry forwards of approximately $101.0 million, which will begin to expire in 2025 and through 2031. The Company had state NOL carry forwards of approximately $242.9 million, which will begin to expire in 2012 and through 2031. In addition, the Company had foreign NOL carryforwards of approximately $12.0 million, which do not expire. Utilization of the NOL carry forwards will be subject to an annual limitation in future years as a result of the change in ownership as defined by Section 382 of the Internal Revenue Code and similar state provisions. We performed an analysis on the annual limitations and concluded that an ownership change occurred in 2008. As a result of this analysis, the annual limitation in future years more likely than not will not prevent us from using the federal NOL carry forwards before their respective expiration periods.

As of December 31, 2011, the Company had domestic and foreign income tax credit carry forwards of approximately $1.0 million and $0.6 million, respectively. The domestic income tax credits are predominantly Tennessee Jobs Tax Credits, which will expire in 2025. The foreign income tax credits are Indian Minimum Alternative Tax Credits, which will expire beginning in 2019 and through 2022.

In assessing the future realization of deferred taxes, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized based on all available evidence, including projections of our future taxable earnings. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

After consideration of all evidence at December 31, 2011, management concluded that it was more likely than not that a majority of the deferred tax assets will be realized. Accordingly, as of December 31, 2011, the valuation allowance had decreased to $3.4 million from $63.1 million as of December 31, 2010. The remaining valuation allowance is primarily for certain federal, state and foreign NOLs. The objective positive evidence indicating that a majority of the deferred tax assets will be realized included a three-year history of cumulative income, projections of future income, as well as the future reversal of deferred tax liabilities as of December 31, 2011. In analyzing deferred tax liabilities as a source for potential income for purposes of recognizing deferred tax assets, the deferred tax liabilities related to indefinite life assets, like excess book basis in goodwill over tax basis, were considered a source of future income only for purposes of benefiting indefinite life assets, like AMT credits.

The consolidated income tax benefit from continuing operations for the year ended December 31, 2011 consists principally of the reduction of a significant portion of the Company's valuation allowance. The consolidated income tax benefit and expense for the years ended December 31, 2010 and December 31, 2009, respectively, consists principally of increases in deferred tax liabilities related to goodwill amortization deductions for income tax purposes, as well as state and foreign income taxes.

The total amount of unrecognized tax benefits as of December 31, 2011 was $10.7 million, which includes $1.6 million of accrued interest related to unrecognized income tax benefits, which we recognize as a component of the provision for income taxes. Of the $10.7 million unrecognized tax benefits, $10.4 million relates to tax positions which if recognized would impact the effective tax rate.

The following is a rollforward of the changes in the Company unrecognized tax benefits (dollars in thousands):

Total unrecognized tax benefits as of January 1, 2010	$5,013
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the prior period	5,086
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	575
Amount of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(826)
Reduction to unrecognized tax benefits as a result of a lapse of applicable statute of limitations	(38)
Total unrecognized tax benefits as of December 31, 2010	$9,810
Total unrecognized tax benefits that would impact the effective tax rate if recognized	$9,240
Total amount of interest and penalties recognized in the accompanying consolidated statement of operations for the year ended December 31, 2010	$39
Total unrecognized tax benefits as of January 1, 2011	$9,810
Gross amount of changes in unrecognized tax benefits as a result of tax positions taken during the prior period	896
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	79
Reduction to unrecognized tax benefits as a result of a lapse of applicable statute of limitation	(104)
Total unrecognized tax benefits as of December 31, 2011	$10,681
Total unrecognized tax benefits that would impact the effective tax rate if recognized	$10,359
Total amount of interest and penalties recognized in the accompanying consolidated statement of operations for the year ended December 31, 2011	$502

We do not anticipate any significant increases or decreases within the next twelve months.

Spheris India Private Limited has received notifications of tax assessments resulting from transfer pricing audits for fiscal tax periods ended March 31, 2008, 2007, 2005 and 2004. Total assessments and demands related to these notifications amount to 384.5 million Rupees (approximately $8.6 million), including penalties and interest. The Company has filed appeals with India authorities under the India Income Tax Act. Pending resolution of the Company's appeal process, the Company has been required to make advance tax payments aggregating to $1.6 million, which is included in other current assets in the accompanying Consolidated Balance Sheets. At the time of acquisition of Spheris India Private Limited, the Company evaluated and recorded a liability of $4.8 million related to transfer pricing exposures, which the Company believes this liability remains adequate to cover all such transfer pricing exposures.

The Company files income tax returns in the U.S. federal jurisdiction, all U.S. states which require income tax returns and foreign jurisdictions. Due to the nature of the Company's operations, no state or foreign jurisdiction other than the United States is individually significant. In general, the Company would no longer be subject to examination by the U.S. federal or states jurisdiction for years prior to 2008 due to the expiration of statutes of limitation. Nevertheless, years beginning in 2005 remain open due to NOL carryforwards. The losses from years prior to 2008 may be audited as part of an examination of a tax return claiming a benefit from the NOL carryforward. The Internal Revenue Service concluded a federal tax audit for MModal MQ Inc. and its subsidiaries for the tax years 2003 through 2006 with no material adjustments. However those years have not been audited for the other members of the Company who previously filed a separate consolidated return. The Company will file a consolidated return including all of the U.S. subsidiaries beginning February 11, 2011, when MModal Inc. acquired over 80% of the stock of MModal MQ Inc. The Company is no longer subject to examination by the UK federal jurisdiction for years prior to 2009.

The Company does have various state tax audits and appeals in process at any given time. As of December 31, 2011, the Indian tax authorities have concluded their tax audits for all entities except SIPL and another subsidiary in India (CKar Systems Private Limited) for the tax years through March 31, 2009 with no significant tax adjustments.

As of December 31, 2011, the Company had not provided deferred U.S. income taxes on $7.4 million of unremitted earnings from certain non-U.S. subsidiaries as such earnings are permanently reinvested. If all of these earnings were to be repatriated at one time, the incremental tax is estimated to be a maximum of $3.4 million, without regards to possible U.S. credits for foreign income taxes paid. The Company did provide a deferred tax liability of approximately $0.7 million for non-U.S. withholding and U.S. income taxes associated with the future repatriation of earnings for certain other non-U.S. subsidiaries.

14. Employee benefit plans

MModal Inc. - 401(k) plan

We maintain a tax-qualified retirement plan named the MModal Inc. 401(k) Plan (401(k) Plan) that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Our 401(k) Plan allows eligible employees to contribute up to 25% of their annual eligible compensation on a pre-tax basis, subject to applicable Internal Revenue Code limits. Elective deferral contributions are allocated to each participant's individual account and are then invested in selected investment alternatives according to the participant's directives. Employee elective deferrals are 100% vested at all times. Our 401(k) Plan provides that we may make a discretionary matching contribution to the participants in the 401(k) Plan. We did not match the employee contributions for the years ended December 31, 2011, 2010 and 2009.

Indian subsidiary Gratuity

In accordance with applicable Indian laws, the Indian subsidiary of the Company provides for a defined benefit retirement plan (“the Gratuity Plan”) covering eligible employees. The Gratuity Plan provides for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment at an amount that is based on salary and tenure of employment. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation. The measurement date used to measure fair value of plan assets and benefit obligations is December 31, 2011; however, the Gratuity Plan is unfunded as of December 31, 2011.

As of December 31, 2011, 2010 and 2009 the projected benefit obligation was $.8 million, $.9 million and $.3 million, respectively. These amounts have been included in other non-current liabilities in the Consolidated Balance Sheets. The accumulated benefit obligation was $.5 million, $.7 million and $.2 million as of December 31, 2011, 2010 and 2009, respectively. Net periodic benefit cost under the Gratuity Plan amounted to $.2 million, $.1 million and $.1 million for 2010, 2009 and 2008, respectively.

Other benefit plans

The Indian subsidiary of the Company also has defined contribution plans that are largely governed by local statutory laws and covers the eligible employees. These plans are funded both by the employees and by the Company with an equal contribution, primarily based on a specified percentage of the employee's basic salary. The total contribution to these plans by the Company during the years ended December 31, 2011, 2010 and 2009 was $1.2 million, $.9 million and $.6 million, respectively, and the Company has no obligation beyond the amounts contributed.

15. Related party transactions

Transactions with affiliates of the company's largest shareholder

Pursuant to an Agreement (“Agreement”) entered into on August 19, 2008, we were obligated to pay S.A.C. PEI CB Investment II, LLC (“SAC CBI II”) and Lehman Brothers Commercial Corporation Asia (“LBCCA”), an annual fixed amount of $1.9 million and $0.9 million, respectively, in cash or shares of our common stock at our election, in return for financial, managerial and operational advice. The payment provision of the Agreement had a five-year term that was scheduled to expire in August 18, 2013. The Agreement stipulated that the annual amount was payable regardless of whether any services were rendered by SAC CBI II or LBCCA. Under the Agreement, we were committed to pay for the remaining unexpired term at termination of the Agreement or upon a change in control, with the payment amount determined as follows: the sum of the present value (using the discount rate equal to the yield on U.S. Treasury securities of like maturity) of the annual amounts that would have been payable with respect to the period from the date of such change of control or termination, as applicable through scheduled expiration date. The change in control occurred and the Agreement terminated as a result of the consummation of our IPO and the Private Exchange. According to the terms of the Agreement, we recorded $6.6 million and $2.8 million of charges to additional paid-in-capital during the years ended December 31, 2011 and 2010, respectively. As a result of the termination of the Agreement, 770 thousand shares of our common stock valued at $6.2 million were issued in March 2011 to satisfy the obligation to SAC CBI II. The termination of the Agreement related to LBCCA was settled and paid in July 2011 for $4.0 million.

Pursuant to this agreement, the combined amounts payable to SAC CBI II and LBCCA of $2.8 million were recorded for the year ended December 31, 2010. As of December 31, 2010, $3.5 million, was accrued as a result of this agreement and was recorded in due to related parties in the Consolidated Balance Sheets.

On May 4, 2010, the audit committee of MModal MQ Inc.'s board of directors approved the payment of and we expensed a $1.5 million success-based fee to SAC PCG, an affiliate of its majority shareholder, in connection with the Spheris acquisition.

On October 17, 2010, members of the Board unaffiliated with SAC CBI, having evaluated the services provided and fees charged for similar transactions, approved a payment of $5.0 million to SAC PCG, an affiliate of SAC CBI, for services rendered in connection with the Registered Exchange, Private Exchange and our U.S. initial public offering described in Note 1, Description of Business and Recent Developments.

16. (Benefit) Cost of Legal Proceedings, Settlements and Accommodations

The following is a summary of the amounts recorded in the accompanying consolidated Statements of Operations:

(dollars in thousands)	Years ended December 31,
	2011	2010	2009
Legal fees and settlements	$2,980	$2,695	$8,593
Accommodation reversal	(9,658)	910	6,350
Total	$(6,678)	$3,605	$14,943

(Benefit) cost of legal proceedings and settlements was a benefit of $6.7 million for the year ended December 31, 2011, compared to a cost of $3.6 million for the same period in 2010. The decrease was due to the reversal of the Customer Accommodation Program in 2011. See Note 10, Accrued Expenses, for more discussion.

17. Acquisition and Restructuring

The following is a summary of the amounts recorded in the accompanying consolidated Statements of Operations:

(dollars in thousands)	Years ended December 31,
	2011	2010	2009
Acquisition and integration-related costs	$17,078	$7,407	$1,246
Restructuring charges	9,865	3,672	2,727
Total	$26,943	$11,079	$3,973

Acquisition, integration and restructuring charges for the year ended December 31, 2011 consisted primarily of $5.4 million in acquisition and integration consulting fees, $4.0 million in charges related to systems conversion integration, $3.9 million in legal fees and $2.0 million in travel, relocation and recruiting costs. Acquisition, integration and restructuring charges for the year ended December 31, 2010 related primarily to the acquisition and subsequent integration of Spheris, which we acquired in April 2010, and the continued integration of MModal MQ Inc. into MModal Inc.

See Note 10, Accrued Expenses, for more discussion on our 2011 and 2010 Restructuring Plans.

18. Fair Value Measurements

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt are reflected in the accompanying Consolidated Balance Sheets at carrying values, which approximate fair value.

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

The Company uses interest rate cap contracts to manage its interest rate risk. As of December 31, 2011, the Company had interest rate cap contracts for $60.0 million in notional amounts, which amortize over time and expire in January 2013, to the limit the risk of increase of fluctuation in interest rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps.  The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements.

The Company also uses foreign exchange forward contracts to manage its foreign exchange risk. As of December 31, 2011, the Company had foreign exchange forward cover contracts for USD equivalent $32.0 million of notional amounts, which expire through August 31, 2012, to limit the risk of fluctuation in foreign exchange rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including foreign exchange forward rates and implied volatilities.  To comply with the provisions of FASB ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. However, as of December 31, 2011, the Company determined that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the Company has determined that its valuations for the foreign currency exchange contracts in their entirety are classified in Level 2 of the fair value hierarchy.

The Company's assets (liabilities) measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Balance at December 31, 2011
Interest rate agreements	$2
Foreign currency derivatives	$(4,685)

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

Foreign currency derivatives are classified in other current assets or liabilities. For the year ended December 31, 2011, we had losses in fair value for the foreign currency derivative contracts of $4.9 million that were classified in other expense in the Consolidated Statements of Operations.

19. Investments in affiliated companies

A-Life Medical Inc. (A-Life)

We previously had an investment of $10.0 million at December 31, 2009, in A-Life, a privately held entity which provides advanced natural language processing technology for the medical industry that was recorded under the equity method of accounting. In October 2010, we sold our shares in A-Life for cash consideration of $23.6 million, of which $4.1 million will be held in escrow until April 2012. Upon receipt of any escrow amounts in 2012, such amount will be recorded as a gain. We recorded a pre-tax gain of $8.8 million for the year ended December 31, 2010. For the year ended December 31, 2009, our investment increased by $2.0 million related to our share of A-Life's net income, primarily related to a gain resulting from an acquisition.

20. Sale of PFS Business

On December 31, 2010, we completed the sale of our non-strategic PFS business. PFS provided revenue management and billing services. The results for this business were accounted for as discontinued operations in the consolidated financial statements for the years presented herein. The sale resulted in a net gain of $0.5 million for the year ended December 31, 2010.

For the year ended December 31, 2011, we recognized a loss from discontinued operations, net of tax, of $0.1 million related to working capital adjustments from the sale.

Summarized statement of operations for the PFS business included as discontinued operations in the accompanying Consolidated Statements of Operations were:

(dollars in thousands)	For the years ended December 31,
	2010	2009
Net revenue	$13,113	$17,836
Income (loss) before taxes	354	(1,281)
Income tax provision	323	70
Income (loss) from operations, net of taxes	31	(1,351)
Gain from sale of discontinued operation	525	—
Income (loss) from discontinued operation, net of tax	556	(1,351)

21. Quarterly Financial Information (Unaudited)

The following table sets forth selected quarterly consolidated financial information for the years ended December 31, 2011 and 2010. The operating results for any given quarter are not necessarily indicative of results for any future period.

(in thousands except per share data)
2011	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
Net revenues	$111,236		$108,439		$108,034		$116,091	(g)
Gross profit	$45,215		$42,986		$45,966		$54,067
Net income attributable to MModal Inc.	$9,312	(b)	$5,135		$20,553	(c)	$27,797	(f)
Net income per share from continuing operations
Basic	$0.06		$0.11		$0.40		$0.51
Diluted	$0.05		$0.11		$0.39		$0.50
Net income per share from discontinued operations
Basic	$—		$—		$—		$—
Diluted	$—		$—		$—		$—
Net income per share attributable to MModal Inc. (a)
Basic	$0.06		$0.11		$0.40		$0.51
Diluted	$0.05		$0.11		$0.39		$0.50
Weighted average shares outstanding:
Basic	40,933		49,168		51,195		54,418
Diluted	41,980		50,559		52,509		55,452
2010
Net revenues	$85,087		$108,505	(d)	$113,200		$110,534
Gross profit	$30,472		$38,170		$43,264		$46,226
Net income (loss) attributable to MModal Inc.	$2,088		$(1,535)		$5,871		$2,083	(e)
Net income (loss) per share from continuing operations
Basic	$0.04		$(0.06)		$0.15		$0.03
Diluted	$0.04		$(0.06)		$0.11		$0.03
Net income per share from discontinued operations
Basic	$—		$—		$—		$0.01
Diluted	$—		$—		$—		$0.01
Net income (loss) per share attributable to MModal Inc. (a)
Basic	$0.04		$(0.06)		$0.15		$0.04
Diluted	$0.04		$(0.06)		$0.11		$0.04
Weighted average shares outstanding:
Basic	35,013		35,078		35,158		35,158
Diluted	35,183		35,078		49,121		36,370
(a) The sum of quarterly net income (loss) per share may differ from the full year amount.
(b) In March 2011, we reversed $9.7 million (pre-tax) of the Accommodation accrual as the MModal MQ Inc. board of directors terminated the Customer Accommodation Program.
(c) In September 2011, we reduced the valuation allowance against certain domestic deferred tax assets resulting in a non-cash tax benefit of $20.9 million.
(d) In April 2010, we completed the acquisition of Spheris.
(e) Includes pre-tax gain on sale of A-Life amounting to $8.8 million and loss on extinguishment of debt amounting to $13.5 million.
(f) In December 2011, we recorded a non-cash income tax benefit of $26.2 million primarily due to the reversal of the valuation allowance recorded against deferred tax assets related to NOL carryforwards.
(g) MultiModal contributed revenue of $8.3 million and net income of $3.8 million in the fourth quarter of 2011, which includes profits from a $3.5 million license agreement executed in the fourth quarter of 2011.

EXHIBIT INDEX

Exhibit Number	Description of Document
10.67	Form of Restricted Stock Award Agreements between MedQuist Holdings Inc. and former participants in the MedQuist Inc. Long Term Incentive Plan

10.68	Form of Restricted Stock Award Agreement between MModal Inc. and Certain Officers

10.69	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Michael Clark

10.70	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Mark Sullivan

10.71	Employment Agreement by and between Kevin Piltz and MedQuist Inc. dated May 18, 2009

10.72	Employment Agreement, dated October 12, 2011, by and between the Company and William Donovan

10.73	Employment Agreement, dated October 28, 2011, by and between the Company and Matthew Jenkins

10.74	Employment Agreement, dated January 1, 2012, by and between the Company and Mike Raymer

10.75	Employment Agreement, dated January 8, 2012, by and between the Company and Randy A. Drawas

21.1	List of subsidiaries of MModal Inc.

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.