Form 10-Q
period 2012-03-31
MModal Inc.
filed 2012-05-10
CIK 1441567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012.
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
(615) 261-1740
(Registrant's Telephone Number, Including Area Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of registrant's shares of common stock outstanding as of May 3, 2012 was 56,937,679.

MMODAL INC.

MModal Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
Unaudited

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Three Months Ended March 31,
	2012	2011
Net revenues	$117,400	$111,236
Cost of revenues	66,430	66,021
Gross Profit	50,970	45,215
Operating costs and expenses:
Selling, general and administrative	22,195	16,674
Research and development	2,944	2,702
Depreciation and amortization	12,389	8,418
Cost (benefit) of legal proceedings, settlements and accommodations	540	(7,513)
Acquisition and restructuring	11,086	6,878
Total operating costs and expenses	49,154	27,159
Operating income	1,816	18,056
Other income	1,864	943
Interest expense, net	(7,798)	(7,037)
(Loss) income before income taxes	(4,118)	11,962
Income tax (benefit) provision	(1,249)	1,144
Net (loss) income	(2,869)	10,818
Less: Net income attributable to noncontrolling interests	—	(1,506)
Net (loss) income attributable to MModal Inc.	$(2,869)	$9,312
Net (loss) income per common share
Basic	$(0.05)	$0.06
Diluted	$(0.05)	$0.05
Weighted average common shares outstanding:
Basic	54,988	40,933
Diluted	54,988	41,980
The accompanying notes are an integral part of these consolidated financial statements.

MModal Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
Unaudited

	Three Months Ended March 31,
	2012	2011
Net (loss) income attributable to MModal Inc.	$(2,869)	$9,312
Foreign currency translation adjustments	1,074	(66)
Comprehensive (loss) income	$(1,795)	$9,246
The accompanying notes are an integral part of these consolidated financial statements.

MModal Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands except par value)
Unaudited

	March 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$37,323	$29,557
Accounts receivable, net of allowance of $1,608 and $1,493, respectively	78,566	74,413
Other current assets	33,752	35,611
Total Current Assets	149,641	139,581
Property and equipment, net	23,119	24,367
Goodwill	164,544	161,866
Other intangible assets, net	166,819	173,294
Deferred income taxes	22,416	20,585
Other assets	11,378	12,102
Total Assets	$537,917	$531,795

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$28,005	$22,712
Accounts payable	13,262	11,808
Accrued expenses	32,967	39,728
Accrued compensation	16,420	10,225
Deferred acquisition payments	19,439	22,323
Deferred revenue	10,953	7,186
Total Current Liabilities	121,046	113,982
Long-term debt	269,545	273,822
Deferred acquisition payments, non-current	15,454	15,161
Other non-current liabilities	5,421	3,779
Total Liabilities	411,466	406,744

Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock - $0.10 par value; authorized 25,000 shares; none issued or outstanding	—	—
Common stock - $0.10 par value; authorized 300,000 shares; 56,937 and 56,319 shares issued, respectively	5,686	5,632
Additional paid-in-capital	171,322	167,440
Accumulated deficit	(47,251)	(44,382)
Treasury stock, at cost (71 and - shares, respectively)	(741)	—
Accumulated other comprehensive loss	(2,565)	(3,639)
Total Stockholders' Equity	126,451	125,051

Total Liabilities and Stockholders' Equity	$537,917	$531,795
The accompanying notes are an integral part of these consolidated financial statements.

MModal Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Three months ended March 31,
	2012	2011
Operating activities:
Net (loss) income	$(2,869)	$10,818
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,389	8,418
Customer Accommodation Program reversal	—	(9,658)
Deferred income taxes	(45)	1,091
Share-based compensation	3,127	978
Provision for doubtful accounts	153	170
Non-cash interest expense	1,390	858
Other	(188)	(796)
Changes in operating assets and liabilities:
Accounts receivable	(4,306)	3,458
Other current assets	1,859	(414)
Other non-current assets	(79)	(135)
Accounts payable	1,454	(1,188)
Accrued expenses	(6,761)	7,821
Accrued compensation	6,195	3,136
Deferred revenue	3,767	(1,177)
Other non-current liabilities	1,642	59
Net cash provided by operating activities	17,728	23,439
Investing activities:
Purchase of property and equipment	(1,746)	(4,343)
Proceeds from the sale of property and equipment	79	—
Capitalized software	(2,540)	(2,345)
Payments for acquisitions and interests in affiliates, net of cash acquired	(1,908)	—
Net cash used in investing activities	(6,115)	(6,688)
Financing activities:
Proceeds from debt	26,391	—
Repayment of debt	(25,568)	(25,789)
Deferred acquisition payments	(3,800)	—
Net proceeds from issuance of common stock	—	22,320
Payments for offering costs	—	(4,504)
Cash paid for employee withholding taxes for share-based awards	(1,581)	—
Other	48	—
Net cash used in financing activities	(4,510)	(7,973)
Effect of exchange rate changes	663	78
Net increase in cash and cash equivalents	7,766	8,856
Cash and cash equivalents — beginning of period	29,557	66,779
Cash and cash equivalents — end of period	$37,323	$75,635
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

1. Basis of Presentation

The consolidated financial statements and footnotes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") have been omitted pursuant to such rules and regulations although we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of MModal Inc. and its subsidiaries (the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of our results of operations, financial position and cash flows. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-Q should be read in conjunction with our 2011 Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Form 10-K") filed with the Securities and Exchange Commission ("SEC") on March 15, 2012.

U.S. Initial Public Offering

In February 2011, we completed our U.S. initial public offering of common stock selling 3 million shares of our common stock and 1.5 million shares of our common stock owned by selling stockholders at an offer price of $8.00, resulting in gross proceeds to us of $24.0 million and net proceeds to us after underwriting fees of $22.3 million.

Change in Company Name and Ticker Symbol

Effective January 23, 2012, we changed our name from MedQuist Holdings, Inc. to MModal Inc. The name change was effected pursuant to Section 253 of the Delaware General Corporation Law ("DGCL") through the Company's merger with a newly formed wholly-owned subsidiary which, under the DGCL, does not require stockholder approval. Pursuant to Section 253 of the DGCL, such merger had the effect of amending the Company's Certificate of Incorporation to reflect the new legal name of the Company. The Company also amended the Company's By-laws, effective as of the same date, to reflect the name change.

On January 25, 2012, the Company's common stock, which trades on the NASDAQ Global Select Market, ceased trading under the ticker symbol "MEDH" and commenced trading under the ticker symbol "MODL."

Merger with MModal MQ Inc.

In October 2011, we completed the merger ("MModal MQ Merger") with MModal MQ Inc. (formerly MedQuist Inc.), resulting in MModal MQ Inc. becoming our indirect wholly-owned subsidiary and MModal MQ Inc. common stock no longer trading on the OTCQB or on any other market. As a result of the MModal MQ Merger, the remaining approximately 3% issued and outstanding shares of MModal MQ Inc. not held by us were canceled and converted to the right to receive one share of our common stock. The MModal MQ Merger resulted in a reclassification from noncontrolling interest to common stock and additional paid-in-capital.

Business Segment and Reporting Unit

We operate in one reportable operating segment, MModal Inc., which is clinical documentation solutions for the healthcare industry.

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

2. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which clarifies the wording and disclosures required in Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement ("ASC 820"), to converge with those used in International Financial Reporting Standards ("IFRS"). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this update to alter the current application of the requirements in ASC 820. We adopted this new accounting guidance for the quarterly period ended March 31, 2012. The adoption of this guidance did not have an impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 changes the presentation of comprehensive income in the financial statements for all periods reported and eliminates the option under the current guidance that allows for presentation of other comprehensive income as part of the Statement of Stockholders' Equity. The update allows two options for the proper presentation of comprehensive income: 1) a single Statement of Comprehensive Income, which includes all components of net income and other comprehensive income; or 2) a Statement of Income followed immediately by a Statement of Comprehensive Income, which includes the summarized net income and all components of other comprehensive income. Additionally, the update requires the presentation of reclassification adjustments out of accumulated other comprehensive income on the face of the Statement of Income and the Statement of Comprehensive Income. The provisions of ASU 2011-05 are effective for public entities retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this new accounting guidance for the quarterly period ended March 31, 2012. The adoption of this guidance did not have a material impact on our financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment ("ASU 2011-08"), which allows companies to assess qualitative factors prior to the use of the two-step quantitative method to determine if goodwill has been impaired. If the qualitative factors reviewed do not indicate that it is more likely than not that the fair value of a reporting unit does not exceed the carrying value, ASU 2011-08 deems any further impairment testing to be unnecessary. In the event that the qualitative review indicates otherwise, the company is required to perform further quantitative impairment testing as prescribed by Topic 350. Other indefinite-lived intangible assets are not affected by the provisions of this update. We adopted this new accounting guidance for the quarterly period ended March 31, 2012. The adoption of this guidance did not have an impact on our financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU No. 2011-12 defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income for all periods presented. The ASU does not change the other requirements of FASB ASU No. 2011-05, Presentation of Comprehensive Income. Entities are still required to present reclassification adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements. The requirement to present comprehensive income in either a single continuous statement or two consecutive condensed statements remains for both annual and interim reporting. The deferral of the requirement for the presentation of reclassification adjustments is intended to be temporary until the FASB reconsiders the operational concerns and needs of financial statement users. ASU 2011-12 is effective at the same time as ASU 2011-05, which is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this new accounting guidance for the quarterly period ended March 31, 2012. The adoption of this guidance did not have a material impact on our financial statements.

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

3. Acquisitions

Multimodal Technologies, Inc.

On August 18, 2011, we completed the acquisition and merger ("Merger") of 100% of the shares of MultiModal Technologies, Inc. ("MultiModal"). The Merger provided us ownership of speech and natural language understanding technologies, and facilitated consolidation to a single back-end speech recognition platform, provided a broader product offering to local and regional transcription partners and leveraged MultiModal's cloud-based services to enhance gross margins. The acquisition was funded by our available cash and availability under our revolving credit facility.

The following unaudited pro forma summary presents the consolidated information of MModal Inc. as if the business combination had occurred at the beginning of the first quarter of 2011:

(dollars in thousands)	Pro forma for the three months ended March 31, 2011
Net revenues	$115,402
Net income	$8,941
Net income per share (Basic)	$0.04
Net income per share (Diluted)	$0.04

These amounts have been calculated after applying our accounting policies and adjusting the results of MultiModal to reflect the additional amortization of intangible assets that would have been recorded as expense assuming the fair value adjustments to intangible assets had been applied from the beginning of the annual period being reported on, and excluding acquisition costs.

Other Acquisition

During the three months ended March 31, 2012, we acquired one business for a total cash consideration of $2.5 million, including $1.9 million in cash paid on the date of acquisition and $0.6 million in deferred acquisition payments that will be paid within one year. This acquisition was not material. Accordingly, impacts related to this acquisition are excluded from the pro forma information presented above.

Deferred Acquisition Payments

At March 31, 2012, we had deferred acquisition payments, current, of $19.4 million, and deferred acquisition payments, non-current, of $15.5 million recorded in the accompanying Consolidated Balance Sheets. These future cash payments are related to the eight acquisitions we made in 2011 and the one aforementioned acquisition we made during the three months ended March 31, 2012.

The table below represents our future deferred acquisition payments as of March 31, 2012:

(dollars in thousands)	Deferred Acquisition Payments
2012	$19,877
2013	6,116
2014	9,706
2015	2,966
Total	38,665
Less: amount representing interest	(3,772)
Present value of deferred acquisition payments	$34,893

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

4. Debt
Debt consisted of the following:

(dollars in thousands)	March 31, 2012	December 31, 2011
Senior Secured Credit Facility consisting of:
Term loan	$175,000	$175,000
Revolving credit facility	25,000	25,000
Senior Subordinated Notes	85,000	85,000
All other	12,550	11,534
	297,550	296,534
Less: Current maturities	(28,005)	(22,712)
Total long-term debt	$269,545	$273,822

The borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at the borrowers' option, either (a) a base rate determined by reference to the highest of (1) the rate last quoted by the Wall Street Journal as the "Prime Rate" in the United States, (2) the federal funds rate plus 1/2 of 1% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) the higher of (1) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs and (2) 1.75%. The applicable margin is 4.50% with respect to base rate borrowings and 5.50% with respect to LIBOR borrowings. At March 31, 2012, the Senior Secured Credit Facility had an interest rate of 7.25% and the interest rate on the Senior Subordinated Notes was a stated rate of 13.0%. As of March 31, 2012, we were in compliance with the covenants of the Senior Secured Credit Facility and the Senior Subordinated Notes.

During March 2012, we entered into a waiver and amendment to the Senior Secured Credit Facility to (i) allow for additional time to comply with certain reporting requirements related to recent acquisitions that we consummated and (ii) to amend the definition of "Consolidated EBITDA" under the Senior Secured Credit Facility to provide a favorable adjustment for certain one-time acquisition and restructuring costs related to our consolidation to a single back-end speech recognition platform.

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

5. Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares outstanding during each period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares outstanding during each period, as adjusted for the dilutive effect of common stock equivalents, which consist of stock options, restricted stock and certain obligations which may be settled by the Company through the issuance of shares using the treasury stock method.

The following table reflects the weighted average shares outstanding used to compute basic and diluted net (loss) income per share:

(dollars in thousands)	For the three months ended March 31,
	2012	2011
Net (loss) income	$(2,869)	$9,312
Less: amount attributable to principal stockholders	—	(7,025)
Net (loss) income available for common stockholders	$(2,869)	$2,287
Weighted average shares outstanding:
Basic	54,988	40,933
Effect of dilutive stock	—	1,047
Diluted	54,988	41,980
Net (loss) income per common share
Basic	$(0.05)	$0.06
Diluted	$(0.05)	$0.05

The computation of diluted net (loss) income per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net loss per share. For three months ended March 31, 2012, we had a net loss available to common stockholders. As a result, any assumed conversions would result in reducing the net loss per share and, therefore, are not included in the calculation. Shares having an anti-dilutive effect on net loss per share and, therefore, excluded from the calculation of diluted net loss per share, totaled 1,579 thousand shares for the three months ended March 31, 2012. For the three months ended March 31, 2011, potentially dilutive shares having an anti-dilutive effect on net income per share and, therefore, excluded from the calculation of diluted net income per share, totaled 423 thousand shares.

For the three months ended March 31, 2011, the net income for the purpose of the basic (loss) income per share was adjusted for the amounts payable to two principal stockholders under a terminated management services agreement. As a result of the termination of the agreement, 770 thousand shares of common stock valued at $6.2 million were issued in March 2011 to satisfy the obligation to one of the stockholders. The termination of the agreement related to the second stockholder was settled and paid in July 2011 for $4.0 million.

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

6. Stockholders' Equity

Changes in the components of stockholders' equity from January 1, 2012 to March 31, 2012 are as follows:

(dollars in thousands)	Common stock shares outstanding	Common stock amount	Additional paid-in-capital	Accumulated deficit	Treasury Stock	Accumulated other comprehensive loss	Total stockholders' equity
Balance, January 1, 2012	56,319	$5,632	$167,440	$(44,382)	$—	$(3,639)	$125,051
Net loss attributable to MModal Inc.	—	—	—	(2,869)	—	—	(2,869)
Restricted shares	120	12	(12)	—	—	—	—
Share-based compensation	—	—	3,127	—	—	—	3,127
Exercise of stock options including shares surrendered for employee tax liabilities	444	44	(1,625)	—	—	—	(1,581)
Tax benefits from stock compensation	—	—	1,601	—	—	—	1,601
Repurchase of common stock	(17)	(2)	743	—	(741)	—	—
Foreign currency translation adjustment	—	—	—	—	—	1,074	1,074
Other	—	—	48	—	—	—	48
Balance, March 31, 2012	56,866	$5,686	$171,322	$(47,251)	$(741)	$(2,565)	$126,451

Restricted stock awards

The Company has a stock incentive plan that provides for the grant of restricted stock to certain officers and employees. The awards of restricted stock to officers and employees typically vest quarterly over a three-year period from date of grant such that the officers or employees cannot sell or trade the restricted stock until it becomes vested. During the three months ended March 31, 2012, the Company granted 0.1 million restricted shares to officers and employees with a grant date fair value in a range from $9.96 to $10.74 per share. The Company recognizes compensation expense ratably over each quarterly service period at the market value of the Company's common stock on the grant date. The Company recorded share-based compensation expense related to restricted stock awards of $1.6 million for the three months ended March 31, 2012. As of March 31, 2012, there was $12.4 million of total unrecognized compensation cost related to future service periods for nonvested restricted stock granted.

Share based compensation presented in the table above includes $1.5 million associated with the acceleration of restricted stock vesting for terminated employees, as discussed under the 2011 Restructuring Plan in Note 7, Accrued Expenses.

During the three months ended March 31, 2012, we reacquired 17 thousand shares of our outstanding common stock. These shares were acquired from employees in connection with the vesting of restricted stock under our stock incentive plan. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares and recorded as treasury stock. The payment of minimum tax withholding is reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

7. Accrued Expenses
Accrued expenses consisted of the following:

(dollars in thousands)	March 31, 2012	December 31, 2011
Other accrued expenses	$14,688	$20,827
Accrued taxes, primarily reserve for uncertain tax positions	7,723	7,293
Accrued interest	5,737	5,753
Restructure liability	4,090	5,126
Customer accommodations	729	729
Total accrued expenses	$32,967	$39,728

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
2011 Restructuring Plan

On March 31, 2011, the Company's board of directors adopted a restructuring plan to complete the integration of its acquired Spheris operations into MModal Inc. and to integrate MModal MQ Inc. with MModal Inc. ("2011 Restructuring Plan"). The 2011 Restructuring Plan was implemented throughout 2011, as management identified opportunities for synergies from the integration of MModal MQ Inc. into MModal Inc., including elimination of redundant functions. Further, the Company completed eight acquisitions in 2011, including MultiModal, which resulted in additional charges to the 2011 Restructuring Plan. For the three months ended March 31, 2012, the Company continued to incur charges under the 2011 Restructuring Plan. These charges were primarily related to $2.8 million in severance costs (includes $1.5 million accelerated vesting of shares in share-based compensation).

The table below reflects the financial statement activity related to the 2011 Restructuring Plan:

(dollars in thousands)	For the Three Months ended March 31, 2012	For the Year ended December 31, 2011
Beginning balance	$4,963	$—
Charges	2,938	10,847
Cash paid	(2,376)	(5,742)
Accelerated vesting of shares in share-based compensation	(1,459)	—
Other	(154)	(142)
Ending balance	$3,912	$4,963

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

2010 Restructuring Plan

Management's 2010 cost reduction initiatives, including process improvement, combined with the acquisition of Spheris, resulted in a restructuring plan ("2010 Restructuring Plan") involving staff reductions and other actions designed to maximize operating efficiencies.

The table below reflects the financial statement activity related to the 2010 Restructuring Plan.

(dollars in thousands)	For the Three Months ended March 31, 2012	For the Year ended December 31, 2011
Beginning balance	$163	$2,071
Charges	(8)	179
Cash paid	(128)	(1,067)
Other	151	(1,020)
Ending balance	$178	$163

8. Cost (Benefit) of Legal Proceedings, Settlements and Accommodations

The following is a summary of the amounts recorded as cost (benefit) of legal proceedings, settlements and accommodations in the accompanying Consolidated Statements of Operations:

(dollars in thousands)	Three months ended March 31,
	2012	2011
Legal fees and settlements	$540	$2,145
Accommodation reversal	—	(9,658)
Total	$540	$(7,513)

Cost (benefit) of legal proceedings and settlements was a cost of $0.5 million for the three months ended March 31, 2012, compared to a benefit of $7.5 million for the same period in 2011. In connection with the decision to offer financial accommodations to certain of its customers ("Accommodation Customers"), MModal MQ Inc. analyzed its historical billing information and the available report-level data to develop individualized accommodation offers to be made to Accommodation Customers ("Accommodation Analysis"). Based on the Accommodation Analysis, the MModal MQ Inc. board of directors authorized management to make cash or credit accommodation offers to Accommodation Customers in the aggregate amount of $75.8 million ("Customer Accommodation Program"). By accepting the accommodation offer, the Accommodation Customer agreed, among other things, to release MModal MQ Inc. from any and all claims and liability regarding the billing related issues. On March 31, 2011, the MModal MQ Inc. board of directors terminated the Customer Accommodation Program. As a result, substantially all amounts that had not been offered to Accommodation Customers were reversed.

9. Income Taxes

In January 2011, we re-domiciled from a British Virgin Island company to a Delaware corporation. For the three months ended March 31, 2012, our effective tax rate was 30.3%. This rate differs from the statutory rate of 35% primarily due to permanent differences related to acquisition-related charges as well as the allocation of projected pre-tax book income between domestic and foreign activities. For the three months ended March 31, 2011, our effective tax rate was 9.6%. This rate differs from the statutory rate of 35% primarily due to the reduction of valuation allowances against deferred tax assets that we determined it was more likely than not would be realized in the foreseeable future.

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

10. Commitments and Contingencies

From time to time, we are involved in litigation, claims, contingencies and other legal matters. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of the loss can be reasonably estimated. We expense legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial position or cash flows.

The Company received a non-recurring $5.4 million payment in March 2012 for the termination of an agreement that is recorded as deferred revenue and will be recognized as revenue over the eighteen-month term of the contract.

11. Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASU 820, Fair Value Measurements and Disclosures ("ASU 820") establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs that are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Derivative Financial Instruments

The Company uses interest rate cap contracts to manage its interest rate risk. As of March 31, 2012, the Company has interest rate cap contracts for $60.0 million in notional amounts, which amortize over time and expire in January 2013, to limit the risk of increase of fluctuation in interest rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps.  The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASU 820, the Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements.

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

The Company also uses foreign exchange forward contracts to manage its foreign exchange risk. As of March 31, 2012, the Company has foreign exchange forward cover contracts for $20.0 million of notional amounts, which expire through August 2012, to limit the risk of fluctuation in foreign exchange rates on the Indian rupee. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including foreign exchange forward rates and implied volatilities.  To comply with the provisions of FASB ASU 820, the Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. However, as of March 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the Company has determined that its valuations for the foreign currency exchange contracts in their entirety are classified in Level 2 of the fair value hierarchy.

The Company's assets (liabilities) measured at fair value on a recurring basis were as follows:

(in thousands)	Balance at March 31, 2012
Interest rate agreements	$3
Foreign currency derivatives	$(1,868)

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

Foreign currency derivatives are classified in other current assets or liabilities. For the three months ended March 31, 2012, we had unrealized gains in fair value for the foreign currency derivative contracts of $2.8 million. For the three months ended March 31, 2011, we had unrealized losses in fair value for the foreign currency derivative contracts of $0.8 million. These amounts were classified in other income in the Consolidated Statements of Operations.

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

12. Acquisition and Restructuring

The following is a summary of the amounts recorded in the accompanying consolidated Statements of Operations:

(dollars in thousands)	Three Months Ended March 31,
	2012	2011
Acquisition and integration-related costs	$8,156	$1,467
Restructuring charges	2,930	5,411
Total	$11,086	$6,878

Acquisition and integration-related ("A&I") costs and restructuring charges for the three months ended March 31, 2012 consisted primarily of accelerated amortization charges of $3.6 million related to the reassessed useful life of the Nuance prepaid licensing fees, $2.8 million in severance costs (includes $1.5 million accelerated vesting of shares in share-based compensation), $2.3 million in legal and accounting fees, $0.7 million in rebranding costs, $0.6 million in A&I consulting fees and other miscellaneous A&I costs and restructuring charges. A&I and restructuring charges for the three months ended March 31, 2011 related primarily to the acquisition and subsequent integration of Spheris, which we acquired in April 2010, and the continued integration of MModal MQ Inc. into MModal Inc.

Agreement with Nuance Communications, Inc.

On June 30, 2011, MModal MQ Inc. and Nuance Communications, Inc. ("Nuance") entered into an agreement whereby MModal MQ Inc. agreed to pay Nuance an agreed upon amount in full satisfaction of MModal MQ Inc.'s license fee obligations with respect to certain products through June 30, 2015. MModal MQ Inc. also agreed to pay Nuance for one year of maintenance services to be provided by Nuance to MModal MQ Inc. with respect to the licensed products. The maintenance services will automatically renew for successive one-year terms unless canceled in writing by MModal MQ Inc. prior to the annual renewal date or the underlying agreement expires. The installments due under the agreement were paid during the second and third quarters of 2011.

During the fourth quarter of 2011, we began execution of a plan for consolidation to a single back-end speech recognition platform, the MultiModal platform. The transition is expected to be completed during the third quarter of 2012. Accordingly, we reassessed the useful life of the prepaid licensing fees and will record the expense over the new useful life. The amount related to utilization in production is charged to cost of revenues while the excess expense is charged to acquisition and restructuring. As a result, we recorded $1.3 million of expense in cost of revenues and $3.6 million of expense in acquisition and restructuring during the first quarter of 2012. The remaining portion of the prepaid licensing fees of $8.3 million was classified in other current assets in the accompanying Consolidated Balance Sheets at March 31, 2012. During the remainder of 2012, we expect the majority of expense related to this transition to be classified as A&I costs and restructuring charges.

13. Subsequent Event

In October 2010, we sold our shares related to an investment in an affiliated company for cash consideration of $23.6 million, of which $4.3 million was held in escrow pursuant to the terms of the agreement. In May 2012, the $4.3 million was released from escrow, and will be recorded as a gain in the Consolidated Statements of Operations in the second quarter of 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as "projects," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," "would," "could," "will," "opportunity," "potential" or "may," variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the risk factors set forth in the in the 2011 Form 10-K as modified or supplemented with the risk factors listed under Item 1A of Part II of this Quarterly Report on Form 10-Q. These and other risks and uncertainties that could affect our actual results are discussed in this report and in our other filings with the SEC.

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

You should read this section in combination with the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2011, included in the 2011 Form 10-K.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, judgments or estimates as disclosed in our 2011 Form 10-K.

Executive Overview

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

Key Factors Affecting Our Performance

Acquisitions

During the three months ended March 31, 2012, we acquired one business for a total cash consideration of $2.5 million, including $1.9 million in cash paid on the date of acquisition and $0.6 million in deferred acquisition payments that will be paid within one year. This acquisition was not material. On August 18, 2011, we completed the Merger of MultiModal. The Merger provided us ownership of speech and natural language understanding technologies, and facilitated consolidation to a single back-end speech recognition platform, provided a broader product offering to local and regional transcription partners and leveraged cloud-based services to enhance gross margins. Subsequent to the Merger, we made seven additional acquisitions in 2011, none of which were individually material. In 2010, we completed the acquisition of Spheris, which materially impacted our financial results.

We believe that there are significant opportunities available to create value through strategic acquisitions. We intend to seek appropriate opportunities to expand our customer base, enhance or expand our solutions, incorporate synergy opportunities and expand our value proposition to our customers.

Agreement with Nuance Communications, Inc.

On June 30, 2011, MModal MQ Inc. and Nuance Communications, Inc. ("Nuance") entered into an agreement whereby MModal MQ Inc. agreed to pay Nuance an agreed upon amount in full satisfaction of MModal MQ Inc.'s license fee obligations with respect to certain products through June 30, 2015. MModal MQ Inc. also agreed to pay Nuance for one year of maintenance services to be provided by Nuance to MModal MQ Inc. with respect to the licensed products. The maintenance services will automatically renew for successive one-year terms unless canceled in writing by MModal MQ Inc. prior to the annual renewal date or the underlying agreement expires. The installments due under the agreement were paid during the second and third quarters of 2011.

During the fourth quarter of 2011, we began execution of a plan for consolidation to a single back-end speech recognition platform, the MultiModal platform. The transition is expected to be completed during the third quarter of 2012. Accordingly, we reassessed the useful life of the prepaid licensing fees and will record the expense over the new useful life. The amount related to utilization in production is charged to cost of revenues while the excess expense is charged to acquisition and restructuring. As a result, we recorded $1.3 million of expense in cost of revenues and $3.6 million of expense in acquisition and restructuring during the first quarter of 2012. The remaining portion of the prepaid licensing fees of $8.3 million was classified in other current assets in the accompanying Consolidated Balance Sheets at March 31, 2012. During the remainder of 2012, we expect the majority of expense related to this transition to be classified as A&I costs and restructuring charges.

U.S. Initial Public Offering and Change in Company Name and Ticker Symbol

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

In February 2011, we completed our U.S. initial public offering of common stock ("IPO") selling 3 million shares of our common stock and 1.5 million shares of our common stock owned by selling stockholders at an offer price of $8.00, resulting in gross proceeds to us of $24.0 million and net proceeds to us after underwriting fees of $22.3 million. Our common stock was listed on The NASDAQ Global Market under the symbol "MEDH".

Effective January 23, 2012, we changed our name from MedQuist Holdings, Inc. to MModal Inc. The name change was effected pursuant to Section 253 of the DGCL through the Company's merger with a newly formed wholly-owned subsidiary which, under the DGCL, does not require stockholder approval. Pursuant to Section 253 of the DGCL, such merger had the effect of amending the Company's Certificate of Incorporation to reflect the new legal name of the Company. The Company also amended the Company's By-laws, effective as of the same date, to reflect the name change.

On January 25, 2012, the Company's common stock, which trades on the NASDAQ Global Select Market, ceased trading under the ticker symbol "MEDH" and commenced trading under the ticker symbol "MODL."

Merger with MModal MQ Inc.

In October 2011, we completed the merger ("MModal MQ Merger") with MModal MQ Inc. (formerly MedQuist Inc.), resulting in MModal MQ Inc. becoming our indirect wholly-owned subsidiary and MModal MQ Inc. common stock no longer trading on the OTCQB or on any other market. As a result of the MModal MQ Merger, the remaining approximately 3% issued and outstanding shares of MModal MQ Inc. not held by us were canceled and converted to the right to receive one share of our common stock. The MModal MQ Merger resulted in a reclassification from noncontrolling interest to common stock and additional paid-in-capital.

Volume and Pricing Trends

Providing clinical documentation and technology services to our customers generates the vast majority of our revenue. We measure the volume associated with such services using the number of lines and line equivalents that are billed for the period, as defined by a customer's contract, including volume transcribed or edited on our transcription platforms, as well as automated speech recognition ("ASR") volume. Product sales and related maintenance contracts and implementation services make up the balance of our net revenues.

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

Operating Improvements

Cost of revenues on a per unit basis has declined compared to the prior year period due to the increased percentage of volume produced offshore and the increased utilization of ASR technology, as well as a shift in other staffing offshore in order to further reduce operating costs. We increased our offshore production volumes from 41% for the three months ended March 31, 2011 to 48% for the three months ended March 31, 2012. We also increased our use of ASR technology from 72% for the three months ended March 31, 2011 to 75% for the three months ended March 31, 2012. As we continue to increase the use of ASR technology and move volume offshore, we expect to continue to reduce costs.

Adjusted EBITDA

Adjusted EBITDA was $26.6 million, or 22.6% of net revenues, for the three months ended March 31, 2012, compared to $26.7 million, or 24.0% of net revenues, for the same period in 2011. Adjusted EBITDA is a non-GAAP financial measure. See section "Adjusted EBITDA (Non-GAAP Financial Measure)" below for further discussion of this financial measure.

Consolidated Results of Operations
The following table sets forth our Consolidated Results of Operations for the three months ended March 31, 2012 and 2011:

MModal Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands)
Unaudited

	Three Months Ended March 31,
	2012		2011			Change in
		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Net revenues	$117,400	100.0%	$111,236	100.0%	$6,164
Cost of revenues	66,430	56.6%	66,021	59.4%	409	(2.8)%
Gross Profit	50,970	43.4%	45,215	40.6%	5,755	2.8%
Operating costs and expenses:
Selling, general and administrative	22,195	18.9%	16,674	15.0%	5,521	3.9%
Research and development	2,944	2.5%	2,702	2.4%	242	0.1%
Depreciation and amortization	12,389	10.6%	8,418	7.6%	3,971	3.0%
Cost (benefit) of legal proceedings, settlements and accommodations	540	0.5%	(7,513)	(6.8)%	8,053	7.3%
Acquisition and restructuring	11,086	9.4%	6,878	6.2%	4,208	3.2%
Total operating costs and expenses	49,154	41.9%	27,159	24.4%	21,995	17.5%
Operating income	1,816	1.5%	18,056	16.2%	(16,240)	(14.7)%
Other income	1,864	1.6	943	0.8%	921	0.8%
Interest expense, net	(7,798)	(6.6)%	(7,037)	(6.3)%	(761)	(0.3)%
(Loss) income before income taxes	(4,118)	(3.5)%	11,962	10.8%	(16,080)	(14.3)%
Income tax (benefit) provision	(1,249)	(1.1)%	1,144	1.0%	(2,393)	(2.1)%
Net (loss) income	(2,869)	(2.4)%	10,818	9.7%	(13,687)	(12.1)%
Less: Net income attributable to noncontrolling interests	—	—%	(1,506)	(1.4)%	1,506	1.4%
Net (loss) income attributable to MModal Inc.	$(2,869)	(2.4)%	$9,312	8.4%	$(12,181)	(10.8)%

Net revenues

Net revenues were $117.4 million for the three months ended March 31, 2012, compared with $111.2 million for the three months ended March 31, 2011, representing a $6.2 million, or 5.5%, increase. The increase is primarily due to the nine acquisitions we made beginning in the second half of 2011 through the three months ended March 31, 2012, which contributed revenues of $14.7 million (MultiModal contributed revenues of $6 million) in the first quarter of 2012. These increases in net revenues were partially offset by a deterioration in base business, due to both a loss of customers and pricing pressures, versus the three months ended March 31, 2011.

Cost of revenues

Cost of revenues were $66.4 million for the three months ended March 31, 2012, compared with $66.0 million for the three months ended March 31, 2011. As a percentage of net revenues, cost of revenues decreased to 56.6% for the three months ended March 31, 2012, compared to 59.4% for the same period in 2011. This decrease was primarily due to increased utilization of speech recognition technologies, increased utilization of offshore resources and other cost reduction initiatives.

Selling, general and administrative ("SG&A")

SG&A expenses were $22.2 million for the three month period ended March 31, 2012, compared to $16.7 million for the three months ended March 31, 2011. The increase is primarily due to the MultiModal acquisition, which incurred $1.7 million in SG&A during the first quarter of 2012. The remainder of the increase is primarily due to increases in share-based compensation of $1.0 million, $0.5 million incurred for acquisitions since the MultiModal acquisition, $0.4 million in the management incentive program accrual and increased salaries and sign-on bonuses for executive new hires and sales staff.

Research & development ("R&D")

R&D expenses were $2.9 million for the three months ended March 31, 2012, compared with $2.7 million for the three months ended March 31, 2011. R&D expenses as a percentage of net revenues were 2.5% for the three months ended March 31, 2012, compared to 2.4% for the same period in 2011.

Depreciation and amortization

Depreciation and amortization was $12.4 million for the three months ended March 31, 2012, compared with $8.4 million for the three months ended March 31, 2011. This increase is primarily due to the amortization of acquired intangible assets related to the eight acquisitions completed by us during the second half of 2011 and the decrease in the useful life for the MedQuist, Inc. trade name, which resulted in a charge of $0.9 million during the three months ended March 31, 2012.

Cost (benefit) of legal proceedings, settlements and accommodations

Cost (benefit) of legal proceedings, settlements and accommodations was a cost of $0.5 million for the three months ended March 31, 2012, compared to a benefit of $7.5 million for the three months ended March 31, 2011. During the first quarter of 2011, we reversed $9.7 million of the Customer Accommodation Program ("Program") accrual, as the MModal MQ Inc. board of directors terminated the Program on March 31, 2011.

Acquisition and integration ("A&I") and restructuring

A&I costs and restructuring charges for the three months ended March 31, 2012 consisted primarily of accelerated amortization charges of $3.6 million related to the reassessed useful life of the Nuance prepaid licensing fees, $2.8 million in severance costs (includes $1.5 million accelerated vesting of shares in share-based compensation), $2.3 million in legal and accounting fees, $0.7 million in rebranding costs, $0.6 million in A&I consulting fees and other miscellaneous A&I costs and restructuring charges. A&I and restructuring charges for the three months ended March 31, 2011 related primarily to the acquisition and subsequent integration of Spheris, which we acquired in April 2010, and the continued integration of MModal MQ Inc. into MModal Inc.

Other income

Other income was $1.9 million for the three months ended March 31, 2012, compared with $0.9 million for the three months ended March 31, 2011. The increase in other income was primarily due to an increase in unrealized foreign exchange gains on the Indian rupee (resulting from changes in the fair value of our foreign exchange forward contracts) of approximately $2.8 million for the three months ended March 31, 2012, compared to unrealized gains of $0.8 million for the same period in 2011. This increase in other income was partially offset by an increase in the realized losses on the settlement of the foreign exchange forward contracts. For the three months ended March 31, 2012, we incurred realized losses of $0.9 million, compared to realized gains of $0.2 million for the same period in 2011.

Interest expense, net

Interest expense, net, was $7.8 million for the three months ended March 31, 2012, compared to $7.0 million for the three months ended March 31, 2011. The increase in interest expense, net, is primarily due to accretion of deferred acquisition payments during the three months ended March 31, 2012.

Income tax (benefit) provision

As part of the process of preparing our unaudited condensed consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pretax income can impact our effective tax rate or income taxes as a percentage of pretax income. This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets. Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates.

Tax liabilities can involve complex issues and may require an extended period to resolve. To the extent that the recovery of deferred tax assets does not reach the threshold of "more likely than not" based on our estimate of future taxable income in each jurisdiction, a valuation allowance is established. The assessment of the amount and timing of future taxable income involves significant estimates and management judgment. While we have considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to income an adjustment resulting from the establishment of a valuation allowance in the period such a determination was made and such adjustment may be material.

In January 2011, we re-domiciled from a British Virgin Island company to a Delaware corporation. For the three months ended March 31, 2012, our effective tax rate was 30.3%. This rate differs from the statutory rate of 35% primarily due to permanent differences related to acquisition-related charges as well as the allocation of projected pre-tax book income between domestic and foreign activities. For the three months ended March 31, 2011, our effective tax rate was 9.6%. This rate differs from the statutory rate of 35% primarily due to the reduction of valuation allowances against deferred tax assets that we determined it was more likely than not would be realized in the foreseeable future.

Net income attributable to noncontrolling interests

In accordance with the terms of the stipulation of settlement entered into in connection with the settlement of certain MModal MQ Inc. stockholder litigation, on October 18, 2011, we completed a short form merger with MModal MQ Inc. ("Short Form Merger"), resulting in MModal MQ Inc. becoming our indirect wholly-owned subsidiary and MModal MQ Inc. common stock no longer trading on the OTCQB or on any other market. As a result of the Short Form Merger, the remaining approximately 3% issued and outstanding shares of MModal MQ Inc. not held by us were canceled and converted in the Short Form Merger to the right to receive one share of our common stock. In the Short Form Merger, we issued an additional 1.2 million shares of our common stock. We now own 100% of MModal MQ Inc. The Short Form Merger resulted in a reclassification from noncontrolling interest to common stock and additional paid-in-capital in the fourth quarter of 2011.

Adjusted EBITDA (Non-GAAP financial measure)

The following table presents a reconciliation of net (loss) income attributable to MModal Inc. to Adjusted EBITDA:

(dollars in thousands)	For the Three Months Ended March 31,
	2012	2011
Net (loss) income attributable to MModal Inc.	$(2,869)	$9,312
Net income attributable to noncontrolling interests	—	1,506
Income tax (benefit) provision	(1,249)	1,144
Interest expense, net	7,798	7,037
Depreciation and amortization	12,389	8,418
Cost (benefit) of legal proceedings, settlements and accommodations	540	(7,513)
Acquisition and restructuring	11,086	6,878
Other income	(1,864)	(943)
Realized (loss) gain on settlement of foreign currencies	(877)	157
Share-based compensation and other non-cash awards	1,596	710
Adjusted EBITDA	$26,550	$26,706
Percent of net revenues	22.6%	24.0%

Adjusted EBITDA is a metric used by management to measure operating performance. Adjusted EBITDA is defined as net income (loss) attributable to MModal Inc., as applicable, plus net income attributable to noncontrolling interests, income taxes, net interest expense, depreciation and amortization, cost (benefit) of legal proceedings, settlements, and accommodations, acquisition and restructuring charges, share based compensation and other non-cash awards, and realized gain on settlement of foreign currency hedges, excluding other (income) expense. The realized (loss) gain on settlement of foreign currency hedges is a component of other (income) expense, as reported in the Consolidated Statements of Operations. Share-based compensation and other non-cash awards represents only the portion of such expense that is a component of selling, general and administrative expense, as reported in the Consolidated Statements of Operations, as it excludes such expense attributable to the Company's restructuring actions.

We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period by excluding the following:

•
potential differences caused by variations in capital structures (affecting interest expense, net), tax positions (such as the impact on periods or companies for changes in effective tax rates), the age and book depreciation of fixed assets (affecting depreciation expense);

•	the impact of non-cash charges; and

•	the impact of acquisition and integration related charges and restructuring charges.

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

Cash Flows Discussion

Operating activities

Cash provided by operating activities was $17.7 million and $23.4 million for the three months ended March 31, 2012 and 2011, respectively. Net cash provided by operating activities during the three months ended March 31, 2012 was primarily impacted by the following items:

•	Net (loss) income was a loss of $2.9 million for the three months ended March 31, 2012, compared to income of $10.8 million for the same period in the prior year;

•	The timing of payments for accounts payable and other accrued liabilities, which resulted in a net decrease in cash provided by operating activities of $11.9 million;

•
Decreased collections of accounts receivable balances resulted in a use of cash of $4.3 million for the three months ended March 31, 2012, compared to lower accounts receivable balances resulting in cash provided of $3.5 million for the same period in 2011.

The above decreases in cash provided by operating activities were partially offset by the following items:

•
Cash provided by other operating assets and liabilities was $13.4 million for the three months ended March 31, 2012, compared to $1.5 million for the same period in 2011, primarily as a result of increased cash receipts on deferred revenue projects, a non-recurring payment of $5.4 million for the termination of an agreement that will be recognized over the eighteen-month service period and the timing of payroll periods;

•	The Customer Accommodation Program reversal of $9.7 million in 2011;

•	Depreciation and amortization was $12.4 million for the three months ended March 31, 2012, compared to $8.4 million for the same period in 2011;

•	Share-based compensation was $3.1 million for the three months ended March 31, 2012, compared to $1.0 million for the same period in 2011, primarily due to increased restricted stock grants.

Investing activities

Cash used in investing activities was $6.1 million for the three months ended March 31, 2012, compared to $6.7 million for the same period in 2011. Cash used in investing activities decreased primarily due to lower capital expenditures on property and equipment year over year. During the three months ended March 31, 2012, we invested $1.7 million in property and equipment, compared to $4.3 million for the same period in 2011. This decrease in cash used in investing activities was partially offset by $1.9 million in acquisition payments related to the one acquisition we completed during the three months ended March 31, 2012. We did not complete any acquisitions during the same period in 2011.

Financing activities

Cash used in financing activities was $4.5 million for the three months ended March 31, 2012, compared to $8.0 million for the same period in 2011. Cash used in financing activities decreased primarily due to an increase in net proceeds from debt. During the three months ended March 31, 2012, we recorded proceeds from debt of $26.4 million, offset by repayments of $25.6 million, resulting in net cash provided by debt of $0.8 million. By comparison, during the three months ended March 31, 2011, we recorded debt repayments of $25.8 million and did not receive any proceeds. We also made $3.8 million of deferred acquisition payments in accordance with the terms of our prior acquisitions during the three months ended March 31, 2012. The increase in net cash provided by debt during the first quarter of 2011 was partially offset by $22.3 million in net proceeds from the issuance of common stock. We did not have any proceeds from the issuance of common stock during the three months ended March 31, 2012.

Other factors affecting our liquidity and capital resources

During the three months ended March 31, 2012, we acquired one business for a total cash consideration of $2.5 million, including $1.9 million in cash paid on the date of acquisition and $0.6 million in deferred acquisition payments that will be paid within one year. This acquisition was not material. As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. Our cash reserves and other liquid assets may be inadequate to consummate such acquisitions and it may be necessary for us to issue stock or raise substantial additional funds in the future to complete future transactions. In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or costs of restructuring activities.

At March 31, 2012, we had deferred acquisition payments, current, of $19.4 million, and deferred acquisition payments, non-current, of $15.5 million recorded in the accompanying Consolidated Balance Sheets. These future cash payments are related to the eight acquisitions we made in 2011 and the one aforementioned acquisition we made during the three months ended March 31, 2012. The table below represents our future deferred acquisition payments as of March 31, 2012:

(dollars in thousands)	Deferred Acquisition Payments
2012	$19,877
2013	6,116
2014	9,706
2015	2,966
Total	38,665
Less amount representing interest	(3,772)
Present value of deferred acquisition payments	$34,893

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

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors except as follows. In 2011, we entered into currency hedge contracts for a notional value of USD equivalent $72.0 million related to our offshore operations, of which $20 million were remaining as of March 31, 2012 and expire through August 31, 2012. In 2011, we also entered into interest rate cap contracts (for $60.0 million notional amounts which will amortize over time and expire on January 2013) to limit the risk of increase in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15, Securities Exchange Act of 1934 ("Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation, claims, contingencies and other legal matters. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of the loss can be reasonably estimated. We expense legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in Part I, "Item 1A. Risk Factors," in the 2011 Form 10-K . You should carefully consider the risks described in our 2011 Form 10-K which could materially affect our business, financial condition or future results. The risks described in our 2011 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial condition and/or results of operations could be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock during the three months ended March 31, 2012. The shares repurchased represent shares of our common stock that employees elected to surrender to us to satisfy their tax withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

(shares in thousands)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2012	—	$—	—
February 2012	—	$—	—
March 2012	17	$10.55	—
First Quarter Total	17	$10.55	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
(a) Exhibits

No.	Description
3.1(1)	Certificate of Ownership and Merger effecting the name change to MModal Inc. filed with the Delaware Secretary of State on January 23, 2012.

3.2(1)	By-Laws of MModal Inc., as amended.

4.1(2)
Amended and Restated Third Amendment to Senior Subordinated Note Purchase Agreement and Waiver Agreement, dated as of March 7, 2012, among MModal CB Inc., MModal MQ Inc., MModal Services, Ltd., MModal Inc., BlackRock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A. and THL Credit, Inc.

10.1*	Separation Agreement and General Release, dated March 21, 2012, by and between Kevin Piltz and the Company.

10.2(3)	Employment Agreement, dated January 11, 2012, by and between the Company and Amy D. Amick.

10.3(2)
Amended and Restated Third Amendment to Credit Agreement and Waiver Agreement, dated as of March 12, 2012, among MModal CB Inc., MModal MQ Inc. and MModal Services, Ltd., as Borrowers, MModal Inc., the other loan parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation, as administrative agent.

10.4*	Separation Agreement and General Release, dated March 21, 2012, by and between Mark Sullivan and the Company.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 24, 2012.
(2) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 13, 2012.
(3) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 27, 2012.
* - Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMODAL INC.
Date:	May 10, 2012	/s/ Roger L. Davenport
Roger L. Davenport
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2012	/s/ Ronald L. Scarboro
Ronald L. Scarboro
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

No.	Description
10.1	Separation Agreement and General Release, dated March 21, 2012, by and between Kevin Piltz and the Company.

10.4	Separation Agreement and General Release, dated March 21, 2012, by and between Mark Sullivan and the Company.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.