Form 10-Q
period 2012-06-30
MModal Inc.
filed 2012-08-08
CIK 1441567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of registrant's shares of common stock outstanding as of August 1, 2012 was 57,103,043.

MMODAL INC.

MModal Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
Unaudited

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012		2011
Net revenues	$115,957	$108,439	$233,357		$219,675
Cost of revenues	65,172	65,453	131,602		131,474
Gross Profit	50,785	42,986	101,755		88,201
Operating costs and expenses:
Selling, general and administrative	23,589	14,222	45,784		30,896
Research and development	3,624	2,190	6,568		4,892
Depreciation and amortization	12,155	8,879	24,544		17,297
(Benefit) cost of legal proceedings, settlements and accommodations	(211)	581	329		(6,932)
Acquisition and restructuring	5,287	4,391	16,373		11,269
Total operating costs and expenses	44,444	30,263	93,598		57,422
Operating income	6,341	12,723	8,157		30,779
Other income	814	530	2,678		1,473
Gain on sale of investment	4,439	—	4,439		—
Interest expense, net	(7,712)	(6,961)	(15,510)		(13,998)
Income (loss) before income taxes	3,882	6,292	(236)		18,254
Income tax provision (benefit)	836	886	(413)		2,030
Net income	3,046	5,406	177		16,224
Less: Net income attributable to noncontrolling interests	—	(271)	—	—	(1,777)
Net income attributable to MModal Inc.	$3,046	$5,135	$177		$14,447
Net income per common share
Basic	$0.06	$0.11	$—		$0.17
Diluted	$0.05	$0.11	$—		$0.17
Weighted average common shares outstanding:
Basic	55,280	49,168	55,134		45,128
Diluted	56,708	50,559	56,357		46,410
The accompanying notes are an integral part of these consolidated financial statements.

MModal Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to MModal Inc.	$3,046	$5,135	$177	$14,447
Foreign currency translation adjustments	(2,201)	590	(1,127)	524
Comprehensive income (loss)	$845	$5,725	$(950)	$14,971
The accompanying notes are an integral part of these consolidated financial statements.

MModal Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands except par value)
Unaudited

	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$9,043	$29,557
Accounts receivable, net of allowance of $1,849 and $1,493, respectively	79,716	74,413
Other current assets	31,061	35,611
Total Current Assets	119,820	139,581
Property and equipment, net	22,511	24,367
Goodwill	164,410	161,866
Other intangible assets, net	160,787	173,294
Deferred income taxes	23,784	20,585
Other assets	10,480	12,102
Total Assets	$501,792	$531,795

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$27,774	$22,712
Accounts payable	9,218	11,808
Accrued expenses	30,251	39,728
Accrued compensation	13,213	10,225
Deferred acquisition payments	20,231	22,323
Deferred revenue	11,689	7,186
Total Current Liabilities	112,376	113,982
Long-term debt	238,784	273,822
Deferred acquisition payments, non-current	15,908	15,161
Other non-current liabilities	4,681	3,779
Total Liabilities	371,749	406,744

Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock - $0.10 par value; authorized 25,000 shares; none issued or outstanding	—	—
Common stock - $0.10 par value; authorized 300,000 shares; 57,139 and 56,319 shares issued, respectively	5,705	5,632
Additional paid-in-capital	174,331	167,440
Accumulated deficit	(44,205)	(44,382)
Treasury stock, at cost (89 and - shares, respectively)	(1,022)	—
Accumulated other comprehensive loss	(4,766)	(3,639)
Total Stockholders' Equity	130,043	125,051

Total Liabilities and Stockholders' Equity	$501,792	$531,795
The accompanying notes are an integral part of these consolidated financial statements.

MModal Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Six months ended June 30,
	2012	2011
Operating activities:
Net income	$177	$16,224
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,544	17,297
Customer accommodation program reversal	—	(9,658)
Deferred income taxes	(1,419)	705
Share-based compensation	5,309	1,230
Provision for doubtful accounts	414	220
Non-cash interest expense	2,927	1,689
Other	1,192	42
Changes in operating assets and liabilities:
Accounts receivable	(5,717)	6,206
Other current assets	4,550	(4,658)
Other non-current assets	(20)	(5,024)
Accounts payable	(2,590)	(665)
Accrued expenses	(10,483)	8,109
Accrued compensation	2,988	(7,141)
Deferred revenue	4,503	(2,017)
Other non-current liabilities	902	396
Net cash provided by operating activities	27,277	22,955
Investing activities:
Purchase of property and equipment	(4,945)	(5,368)
Capitalized software	(3,708)	(5,564)
Payments for acquisitions, net of cash acquired	(3,068)	—
Other	205	—
Net cash used in investing activities	(11,516)	(10,932)
Financing activities:
Proceeds from debt	26,633	2,113
Repayment of debt	(56,486)	(27,092)
Deferred acquisition payments	(3,957)	—
Net proceeds from issuance of common stock	—	6,781
Other	(1,336)	—
Net cash used in financing activities	(35,146)	(18,198)
Effect of exchange rate changes	(1,129)	197
Net decrease in cash and cash equivalents	(20,514)	(5,978)
Cash and cash equivalents — beginning of period	29,557	66,779
Cash and cash equivalents — end of period	$9,043	$60,801
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

1. Basis of Presentation

The consolidated financial statements and footnotes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") have been omitted pursuant to such rules and regulations although we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of MModal Inc. and its subsidiaries (referred to as "we," "us," "our," and the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

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
Merger Agreement

On July 2, 2012, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Legend Parent, Inc., a Delaware corporation ("Parent"), and Legend Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent ("Merger Sub"). Parent and Merger Sub are affiliates of One Equity Partners V, L.P., a Cayman Islands exempted limited partnership ("OEP").

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Merger Sub commenced a tender offer on July 17, 2012 (the "Offer") to purchase all of the outstanding shares of common stock of the Company at a purchase price of $14.00 per share, net to the seller thereof in cash (the "Offer Price"), without interest thereon and subject to any applicable withholding taxes. The transaction is expected to close during the third quarter of 2012.

After the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger") with the Company being the surviving corporation. The Merger Agreement also provides that the Merger may be consummated regardless of whether the Offer is completed, but if the Offer is not completed, the Merger will only be able to be consummated after a majority of the stockholders of the Company have adopted the Merger Agreement at a meeting of stockholders. In the Merger, each share of Company common stock issued and outstanding, other than shares of Company common stock held by the Company as treasury stock, by Parent or Merger Sub or by stockholders who have properly demanded appraisal under Delaware law, will be converted into the right to receive an amount in cash equal to the Offer Price, without interest thereon and subject to any applicable withholding of taxes.

The Merger Agreement contains certain termination rights for both the Company and Parent, including, among others, if the Merger is not consummated on or before December 31, 2012. Upon termination of the Merger Agreement under specified circumstances, including a termination by the Company to enter into an agreement for an alternative transaction pursuant to a Superior Proposal (as defined in the Merger Agreement), the Company has agreed to pay Parent a termination fee of $28.7 million. If the Merger Agreement is terminated by Parent or the Company following failure to obtain Company stockholder approval for the transaction, the Company will be required to reimburse Parent's expenses incurred in connection with the Merger Agreement and the transactions contemplated thereby up to a maximum amount of $8.2 million.

The Merger Agreement also provides that Parent will pay, or cause to be paid, to the Company an amount equal to $57.5 million if the Company terminates the Merger Agreement under certain circumstances, including as a result of (i) Parent's failure to consummate the Offer if all Offer conditions have been satisfied (other than those that by their nature will be satisfied by actions taken at the closing of the Merger), (ii) Parent's failure to consummate the Merger if all conditions to the obligations of Parent and Merger Sub to close the Merger have been satisfied (other than those that by their nature will be satisfied by actions taken at the closing of the Merger) and the Marketing Period (as defined in the Merger Agreement) has expired, or (iii) Parent's material uncured breach of the Merger Agreement that is the principal factor in the failure of the Offer or the Merger, as the case may be, to be consummated.

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

On July 2, 2012, in connection with the Merger Agreement, investment funds affiliated with S.A.C. Private Capital Group LLC, collectively the Company's largest stockholder owning approximately 31% of the outstanding shares of Company common stock in the aggregate, entered into a support agreement with Parent and Merger Sub under which they agreed to tender all of their shares into the Offer and to support the Merger. The support agreement will terminate upon certain circumstances, including upon termination of the Merger Agreement.

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

Merger with MModal MQ Inc.

In October 2011, we completed the merger ("MModal MQ Merger") with MModal MQ Inc. (formerly MedQuist Inc.), resulting in MModal MQ Inc. becoming our indirect wholly-owned subsidiary and MModal MQ Inc. common stock no longer trading on the OTCQB or on any other market. As a result of the MModal MQ Merger, the remaining approximately3% issued and outstanding shares of MModal MQ Inc. not held by us were canceled and converted to the right to receive one share of our common stock. The MModal MQ Merger resulted in a reclassification from noncontrolling interest to common stock and additional paid-in-capital.

Business Segment and Reporting Unit

We operate in one reportable operating segment, MModal Inc., which is clinical documentation solutions for the healthcare industry.

2. Summary of Significant Accounting Policies

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

3. Acquisitions

Multimodal Technologies, Inc.

On August 18, 2011, we completed the acquisition and merger ("MultiModal Merger") of 100% of the shares of MultiModal Technologies, Inc. ("MultiModal"). The MultiModal Merger provided us ownership of speech and natural language understanding technologies, and facilitated consolidation to a single back-end speech recognition platform, provided a broader product offering to local and regional transcription partners and leveraged MultiModal's cloud-based services to enhance gross margins. The acquisition was funded by our available cash and availability under our revolving credit facility.

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

The following unaudited pro forma summary presents the consolidated information of MModal Inc. as if the business combination had occurred at the beginning of the first quarter of 2011:

(dollars in thousands)	Pro forma for the three months ended June 30, 2011	Pro forma for the six months ended June 30, 2011
Net revenues	$112,669	$228,071
Net income	$4,200	$13,141
Net income per share (Basic)	$0.09	$0.13
Net income per share (Diluted)	$0.08	$0.13

These amounts have been calculated after applying our accounting policies and adjusting the results of MultiModal to reflect the additional amortization of intangible assets that would have been recorded as expense assuming the fair value adjustments to intangible assets had been applied from the beginning of the annual period being reported on, and excluding acquisition costs.

Other Acquisitions

During the six months ended June 30, 2012, we acquired two businesses for a total cash consideration of $4.6 million, including $3.1 million in cash paid on the date of acquisition and $1.5 million in deferred acquisition payments that will be paid within one year. These acquisitions were not material to the Company, individually or in the aggregate. Accordingly, impacts related to these acquisitions are excluded from the pro forma information presented above.

Deferred Acquisition Payments

At June 30, 2012, we had deferred acquisition payments, current, of $20.2 million, and deferred acquisition payments, non-current, of $15.9 million recorded in the accompanying Consolidated Balance Sheets. These future cash payments are related to the acquisitions we made during the second half of 2011 and the first half of 2012. The table below represents our future deferred acquisition payments as of June 30, 2012:

(dollars in thousands)	Deferred Acquisition Payments
Due in one year	$20,231
Due in two years	6,116
Due in three years	9,706
Due in four years	2,966
Total	39,019
Less: amount representing interest	(2,880)
Present value of deferred acquisition payments	$36,139

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

4. Debt
Debt consisted of the following:

(dollars in thousands)	June 30, 2012	December 31, 2011
Senior Secured Credit Facility consisting of:
Term loan	$170,000	$175,000
Revolving credit facility	—	25,000
Senior Subordinated Notes	85,000	85,000
All other	11,558	11,534
	266,558	296,534
Less: Current maturities	(27,774)	(22,712)
Total long-term debt	$238,784	$273,822

The borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at the borrowers' option, either (a) a base rate determined by reference to the highest of (1) the rate last quoted by the Wall Street Journal as the "Prime Rate" in the United States, (2) the federal funds rate plus 1/2 of 1% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) the higher of (1) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs and (2) 1.75%. The applicable margin is 4.50% with respect to base rate borrowings and 5.50% with respect to LIBOR borrowings. At June 30, 2012, the Senior Secured Credit Facility had an interest rate of 7.25% and the interest rate on the Senior Subordinated Notes was a stated rate of 13.0%.

Of the $25 million Revolving Credit Facility ("Revolver") included in the Senior Secured Credit Facility, $3.2 million was available to be drawn as of June 30, 2012. Any amounts drawn over $3.2 million would have caused us to to be in noncompliance with our debt covenants. No amounts were outstanding under the Revolver at June 30, 2012.

In March 2012, we entered into a waiver and amendment to the Senior Secured Credit Facility to (i) allow for additional time to comply with certain reporting requirements related to recent acquisitions that we consummated and (ii) to amend the definition of "Consolidated EBITDA" under the Senior Secured Credit Facility to provide a favorable adjustment for certain one-time acquisition and restructuring costs related to our consolidation to a single back-end speech recognition platform. In May 2012, we entered into a waiver agreement under the Senior Secured Credit Facility, which waived certain covenant requirements related to a potential acquisition.

The Company is required to comply with certain covenants under the Senior Secured Credit Facility. The Company was in compliance with the financial covenants as of June 30, 2012. The Company's ability to maintain compliance with its debt covenants depends in part on management's ability to increase revenues and control costs. Should the Company fail to comply with the financial covenants at a future measurement date, the Company would be in default under the Senior Secured Credit Facility and the lenders thereunder could exercise various options that they have under the agreements governing the Senior Secured Credit Facility including demanding immediate payment of all amounts outstanding under the Senior Secured Credit Facility or issuing a waiver.

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

5. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average number of shares outstanding during each period, as adjusted for the dilutive effect of common stock equivalents, which consist of stock options, restricted stock units and certain obligations which may be settled by the Company through the issuance of shares using the treasury stock method.

The following table reflects the weighted average shares outstanding used to compute basic and diluted net income per share:

(dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net income attributable to MModal Inc.	$3,046	$5,135	$177	$14,447
Less: amount attributable to principal stockholders	—	400	—	(6,619)
Net income available for common stockholders	$3,046	$5,535	$177	$7,828
Weighted average shares outstanding:
Basic	55,280	49,168	55,134	45,128
Effect of dilutive stock	1,428	1,391	1,223	1,282
Diluted	56,708	50,559	56,357	46,410
Net income per common share:
Basic	$0.06	$0.11	$—	$0.17
Diluted	$0.05	$0.11	$—	$0.17

The computation of diluted net income per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net income per share. Potentially dilutive shares having an anti-dilutive effect on net income per share and, therefore, excluded from the calculation of diluted net income per share, totaled 2,000 and 344,000 shares for the three and six months ended June 30, 2012, respectively.

For the three and six months ended June 30, 2011, the net income for the purpose of the basic income per share was adjusted for the amounts payable to two principal stockholders under a terminated management services agreement. As a result of the termination of the agreement, 770,000 shares of common stock valued at $6.2 million were issued in March 2011 to satisfy the obligation to one of the stockholders. The termination of the agreement related to the second stockholder was settled and paid in July 2011 for $4.0 million.

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

6. Stockholders' Equity

Changes in the components of stockholders' equity from January 1, 2012 to June 30, 2012 are as follows:

(dollars in thousands)	Common stock shares outstanding	Common stock amount	Additional paid-in-capital	Accumulated deficit	Treasury stock	Accumulated other comprehensive loss	Total stockholders' equity
Balance, January 1, 2012	56,319	$5,632	$167,440	$(44,382)	$—	$(3,639)	$125,051
Net income attributable to MModal Inc.	—	—	—	177	—	—	177
Restricted shares	300	31	(31)	—	—	—	—
Share-based compensation	—	—	5,309	—	—	—	5,309
Exercise of stock options including shares surrendered for employee tax liabilities	467	46	(1,661)	—	—	—	(1,615)
Tax benefits from stock compensation	—	—	1,969	—	—	—	1,969
Repurchase of common stock	(36)	(4)	1,205	—	(1,022)	—	179
Foreign currency translation adjustment	—	—	—	—	—	(1,127)	(1,127)
Other	—	—	100	—	—	—	100
Balance, June 30, 2012	57,050	$5,705	$174,331	$(44,205)	$(1,022)	$(4,766)	$130,043

Share-based Compensation

The Company recognizes compensation expense ratably over each quarterly service period at the market value of the Company's common stock on the grant date. For the six months ended June 30, 2012, the Company recorded share-based compensation expense related to restricted stock awards of $3.3 million and restricted stock units of $0.4 million, respectively. Share-based compensation expense also includes $1.5 million associated with the acceleration of restricted stock vesting for terminated employees, as discussed under the 2011 Restructuring Plan in Note 7, Accrued Expenses. As of June 30, 2012, there was $19.5 million of total unrecognized compensation cost related to future service periods for nonvested restricted stock awards and restricted stock units granted.

Restricted Stock Units

On May 3, 2012, the Company's Board of Directors (the "Board"), upon the recommendation of the Compensation Committee of the Board (the "Committee"), approved new forms of restricted stock unit award agreements for grants to executive officers under the Company's 2010 Equity Incentive Plan (the "Plan") for (a) time-based restricted stock unit awards (the "Time-Based RSU Agreement") and (b) performance-based restricted stock unit awards (the "Performance-Based RSU Agreement" and, together with the Time-Based RSU Agreement, the "RSU Agreements").

RSUs granted pursuant to a Time-Based RSU Agreement will vest generally on each of the first, second, and third anniversaries of the initial grant of the award, subject to continued employment with the Company.33.3% of the RSUs will vest generally on each of the first and second anniversaries of the initial grant of the award, and 33.4% of the RSUs will vest generally on the third anniversary of the initial grant of the award. As soon as practicable after the applicable vesting date, RSUs that vest under the Time-Based RSU Agreement will be settled in shares of common stock of the Company.

RSUs granted pursuant to a Performance-Based RSU Agreement will vest on the last day of the Performance Period (as defined in the Performance-Based RSU Agreement), subject to the achievement of performance goals for the Performance Period and continued employment with the Company. The number of RSUs that vest on the vesting date will be equal to the product of (a) the Target Award (as defined in the Performance-Based RSU Agreement) and (b) the Total Shareholder Return ("TSR") Multiplier (as determined by the Committee), provided the Threshold Performance Level (as determined by the Committee) is attained. As soon as practicable following the date on which the Committee certifies that the applicable TSR Performance (as defined in the Performance-Based RSU Agreement) as set by the Committee has been achieved, but in no event later than March 15 of the year following the year in which the vesting date occurs, RSUs that vest under the Performance-Based RSU Agreement will be settled in shares of our common stock.

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

The recipient of RSUs under an RSU Agreement will not have rights of a stockholder, including dividend and voting rights, unless and until such RSUs are settled in shares of our common stock. Upon the termination of the recipient's employment or service with the Company, any unvested RSUs will generally be forfeited under the terms of the RSU Agreements; provided, however, that if (a) the recipient is terminated without cause (other than by reason of death or due to permanent disability) or (b) the conditions for vesting of RSUs under the recipient's employment agreement are satisfied, the RSUs will not be forfeited and will instead vest on the date a Release (as defined in the RSU Agreements) is executed by the recipient. Generally, the terms of a recipient's employment agreement will govern in the event of any conflict between the terms of such agreement and the applicable RSU Agreements.

The RSU Agreements also include a clawback provision in the event the recipient (a) engaged in fraud resulting in a financial restatement or (b) knowingly or through gross negligence engaged in misconduct resulting in such financial restatement. In such event, the recipient would be required to (i) forfeit any and all RSUs, whether or not vested, and any shares of common stock and cash proceeds received in settlement of such RSUs, and (ii) repay the sales proceeds from such shares during the three-year period preceding the date on which the Company first determines that it must prepare a financial restatement.

Grants of Equity Awards to Certain Named Executive Officers

On May 3, 2012, the Board, upon the recommendation of the Committee, approved a discretionary award of 91,687 restricted shares of common stock to Roger L. Davenport, our Chairman and Chief Executive Officer, in lieu of the Mr. Davenport's guaranteed 2011 cash bonus that he agreed to forgo. The shares will vest one-half on the first anniversary of the grant and one-half on the second anniversary of the grant, provided he remains continuously employed through that date and subject to full acceleration upon termination without cause, resignation with good reason or change in control of the Company.

On May 3, 2012, the Board, upon the recommendation of the Committee, granted time-based and performance-based RSUs under the Plan to certain executive officers. 260,808 Time-Based RSU's and 149,436 Performance-Based RSU's (target), respectively, were granted to such officers with an annual vesting date of April 1.

On June 14, 2012, the Board, upon the recommendation of the Committee, approved a discretionary award of 17,307 time-based RSUs and 5,769 performance-based RSUs (target) to the Company's Chief Financial Officer.

The grant date fair value of the time-based RSUs described in the preceding paragraphs was in a range from $12.27 to $13.00 per share. The grant date fair value of the performance-based RSU's was calculated at $19.11 per share through the use of a Monte Carlo valuation model with the following inputs: contractual life of 3 years, expected volatility of 61.29%, dividend yield of -% and expected risk free interest rate of 0.40%.

Restricted Stock Awards

The Company has a stock incentive plan that provides for the grant of restricted stock awards to certain officers and employees. The awards of restricted stock to officers and employees typically vest quarterly over a three-year period from date of grant such that the officers or employees cannot sell or trade the restricted stock until it becomes vested. During the six months ended June 30, 2012, the Company granted 300,000 restricted shares to officers and employees with a grant date fair value in a range from $9.96 to $12.99 per share.

Treasury Stock Transactions

During the six months ended June 30, 2012, we reacquired 36,261 shares of our outstanding common stock. These shares were acquired from employees in connection with the vesting of restricted stock under our stock incentive plan. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares and recorded as treasury stock. The payment of minimum tax withholding is reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

7. Accrued Expenses
Accrued expenses consisted of the following:

(dollars in thousands)	June 30, 2012	December 31, 2011
Other accrued expenses	$9,134	$19,045
Accrued taxes, primarily reserve for uncertain tax positions	8,652	7,293
Accrued interest	5,554	5,753
Accrued legal, accounting and professional fees	4,176	2,511
Restructure liability	2,735	5,126
Total accrued expenses	$30,251	$39,728

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
2011 Restructuring Plan

On March 31, 2011, the Company's board of directors adopted a restructuring plan to complete the integration of its acquired Spheris, Inc. ("Spheris") operations into MModal Inc. and to integrate MModal MQ Inc. with MModal Inc. ("2011 Restructuring Plan"). The 2011 Restructuring Plan was implemented throughout 2011, as management identified opportunities for synergies from the integration of MModal MQ Inc. into MModal Inc., including elimination of redundant functions. Further, the Company completed eight acquisitions in 2011, including MultiModal, which resulted in additional charges to the 2011 Restructuring Plan. For the six months ended June 30, 2012, the Company continued to incur charges under the 2011 Restructuring Plan. These charges were primarily related to $3.3 million in severance costs (includes $1.5 million accelerated vesting of restricted shares in share-based compensation). We expect the 2011 Restructuring Plan to be paid out throughout the remainder of 2012.

The table below reflects the financial statement activity related to the 2011 Restructuring Plan:

(dollars in thousands)	For the Six Months ended June 30, 2012	For the Year ended December 31, 2011
Beginning balance	$4,963	$—
Charges	3,504	10,847
Accelerated vesting of shares in share-based compensation	(1,478)	—
Cash paid	(4,231)	(5,742)
Other	(157)	(142)
Ending balance	$2,601	$4,963

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

2010 Restructuring Plan

Management's 2010 cost reduction initiatives, including process improvement, combined with the acquisition of Spheris, resulted in a restructuring plan ("2010 Restructuring Plan") involving staff reductions and other actions designed to maximize operating efficiencies. We expect the 2010 Restructuring Plan to be paid out throughout the remainder of 2012.

The table below reflects the financial statement activity related to the 2010 Restructuring Plan.

(dollars in thousands)	For the Six Months ended June 30, 2012	For the Year ended December 31, 2011
Beginning balance	$163	$2,071
Charges	(8)	179
Cash paid	(176)	(1,067)
Other	155	(1,020)
Ending balance	$134	$163

8. (Benefit) Cost of Legal Proceedings, Settlements and Accommodations

The following is a summary of the amounts recorded as (benefit) cost of legal proceedings, settlements and accommodations in the accompanying Consolidated Statements of Operations:

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Legal fees and recoveries	$(211)	$581	$329	$2,726
Accommodation reversal	—	—	—	(9,658)
Total	$(211)	$581	$329	$(6,932)

In November 2003, one of the Company's employees raised allegations that the Company had engaged in improper billing practices. In response, the Company's board of directors undertook an independent review of these allegations. In response to its customers' concern over the public disclosure of certain findings from such review, the Company made the decision in the fourth quarter of 2005 to take action to try to avoid litigation and preserve and solidify its customer business relationships by offering a financial accommodation to certain of our customers. In connection with the decision to offer financial accommodations to certain of its customers ("Accommodation Customers"), the Company analyzed its historical billing information and the available report-level data to develop individualized accommodation offers to be made to Accommodation Customers ("Accommodation Analysis"). Based on the Accommodation Analysis, the Company's board of directors authorized management to make cash or credit accommodation offers to Accommodation Customers in the aggregate amount of $75.8 million ("Customer Accommodation Program"). By accepting the accommodation offer, the Accommodation Customers agreed, among other things, to release the Company from any and all claims and liability regarding the billing related issues. On March 31, 2011, the Company's board of directors terminated the Customer Accommodation Program. As a result, substantially all amounts that had not been offered to Accommodation Customers were reversed.

In June 2012, the Company received insurance proceeds related to previous litigation costs totaling $0.2 million, resulting in a net benefit of $0.2 million in legal proceedings, settlements and accommodations for the three months ended June 30, 2012.

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

9. Income Taxes

In January 2011, we re-domiciled from a British Virgin Island company to a Delaware corporation. For the three months ended June 30, 2012, our effective tax rate was 21.5%. This rate differs from the statutory rate of 35% primarily due to permanent differences related to acquisition-related charges, domestic taxation of certain foreign earnings, and discrete tax expense recorded on the gain on sale of an investment. For the three months ended June 30, 2011, our effective tax rate was 14.1%. This rate differs from the statutory rate of 35% primarily due to the increase in deferred tax liabilities for indefinite lived intangibles and valuation allowance on deferred tax assets.

For the six months ended June 30, 2012, our effective tax rate was 175%. This rate differs from the statutory rate of 35% primarily due to permanent differences related to acquisition-related charges domestic taxation of certain foreign earnings, and discrete tax expense recorded on the gain on sale of an investment. For the six months ended June 30, 2011, our effective tax rate was 11.1%. This rate differs from the statutory rate of 35% primarily due to the increase in deferred tax liabilities for indefinite lived intangibles and valuation allowance on deferred tax assets.

The income tax provision (benefit) for the three and six months ended June 30, 2012 includes $0.5 million for tax expense related to fiscal year 2011.

10. Commitments and Contingencies

MModal Inc. Shareholder Litigation

On July 6, 2012, a purported stockholder of the Company filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Alan Kahn v. Roger L. Davenport, et al., Case No. 7675-VCP, in connection with the proposed merger transaction discussed in Note 1, Basis of Presentation, above. The defendants are the Company, the members of the Company's board of directors, One Equity Partners, LLC and its affiliates, Legend Parent, Inc. and Legend Acquisition Sub, Inc. The Kahn action purports to be brought individually and on behalf of the public stockholders of the Company. The Kahn complaint contains allegations that the individual directors breached their fiduciary obligations because they (i) agreed to a flawed process that precluded the emergence of competing bidders and whereby the Company's financial advisor was not independent; and (ii) failed to maximize stockholder value. The Kahn complaint further alleges that One Equity Partners, LLC and Legend Parent, Inc. aided and abetted those alleged breaches of fiduciary duty. The Kahn action seeks, among other things, injunctive relief prohibiting consummation of the proposed merger transaction, rescission of the Agreement and Plan of Merger governing such transaction, damages and attorneys' fees and costs.

On July 9, 2012, a purported stockholder of the Company filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Edward Forstein, v. MModal Inc. et al., Case No. 7680-VCP, in connection with the proposed merger transaction discussed in Note 1, Basis of Presentation, above. The defendants are the Company, the members of the Company's board of directors, One Equity Partners, LLC, Legend Parent, Inc. and Legend Acquisition Sub, Inc. The Forstein action purports to be brought individually and on behalf of the public stockholders of the Company. The Forstein complaint contains allegations that the individual directors breached their fiduciary obligations because (i) one of the Company's financial advisors was materially conflicted; (ii) the Company's largest stockholder had different interests than the Company's public stockholders; (iii) they agreed to preclusive deal protection provisions; and (iv) the individual directors failed to maximize stockholder value. The Forstein complaint further alleges that One Equity Partners, LLC, Legend Parent, Inc. and Legend Acquisition Sub, Inc. aided and abetted those alleged breaches of fiduciary duty. The Forstein action seeks, among other things, injunctive relief prohibiting consummation of the proposed merger transaction, rescission of the Agreement and Plan of Merger governing such transaction, damages and attorneys' fees and costs.

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

On July 10, 2012, a purported stockholder of the Company filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Scott Phillips v. Roger L. Davenport, et al., Case No. 7685-VCP, in connection with the proposed merger transaction discussed in Note 1, Basis of Presentation, above. The defendants are the Company, the members of the Company's board of directors, One Equity Partners, LLC, Legend Parent, Inc. and Legend Acquisition Sub, Inc. The Phillips action purports to be brought individually and on behalf of the public stockholders of the Company. The Phillips complaint contains allegations that the individual directors breached their fiduciary duty because (i) they failed to take steps to maximize the value of the Company to its public shareholders and took steps to avoid competitive bidding; (b) they did not properly value the Company; and (c) they ignored or did not protect against the numerous conflicts of interest resulting from the directors’ own interrelationships or connection with the merger transaction. The Phillips complaint further alleges the Company, One Equity Partners, LLC, Legend
Parent, Inc. and Legend Acquisition Sub, Inc. aided and abetted those alleged breaches of fiduciary duty. The Phillips action seeks, among other things, injunctive relief prohibiting consummation of the proposed merger transaction, rescission of the Agreement and Plan of Merger governing such transaction, damages and attorneys' fees and costs.

On July 17, 2012, a proposed order of consolidation was submitted to the Court of Chancery of the State of Delaware for approval, pursuant to which, inter alia, each of the previously-filed lawsuits, described above, would be consolidated into one action, captioned In re MModal Inc. Shareholder Litigation, Consolidated C.A. No. 7675-VCP.  On July 18, 2012, the Court of Chancery of the State of Delaware granted the order of consolidation.

On July 24, 2012, an amended putative class action lawsuit was filed in the Court of Chancery of the State of Delaware, captioned In re MModal Inc. Shareholder Litigation, Consolidated Civil Action No. 7675-VCP (which we refer to as the “Consolidated Complaint”). In addition to re-asserting the previously-asserted allegations and claims against the previously-named defendants, the Consolidated Complaint: (i) names certain funds affiliated with S.A.C. Private Capital Group LLC (the "SAC PCG Funds") as defendants, (ii) alleges that the support agreement entered into between the Company and the SAC PCG Funds gives rise to claims of breach of fiduciary duty against the Company's board of directors and to claims of aiding and abetting breach of fiduciary duty against One Equity Partners, LLC, Legend Parent, Inc., Legend Acquisitions Sub, Inc. and the SAC PCG Funds and (iii) alleges that the Company's board of directors breached its fiduciary duty via materially incomplete and misleading disclosures in the Schedule 14D-9 filed on July 17, 2012, as amended (specifically focusing on (a) the timing and content of any post-transaction employment discussions with senior management, (b) certain aspects of Macquarie Capital's (the Company's financial advisor) valuation work, (c) all services performed by Macquarie Capital for the Company and One Equity Partners LLC and its affiliates over the past two years and (d) which directors of the Company are principals in the fund in which Macquarie Capital has made a $15 million investment). The Consolidated Complaint seeks substantially similar relief as the previously filed lawsuits described above. On July 27, 2012, plaintiffs filed a motion for expedited proceedings, and papers in support thereof, as well as a motion to enjoin consummation of the proposed merger transaction.

The Company believes that the Consolidated Complaint lacks merit, and intends to defend the case vigorously. Because this matter is in an early stage, the Company cannot estimate the possible loss or range of loss, if any, associated with its ultimate resolution.
Facilities Lease

On May 17, 2012, the Company entered into a new lease agreement ("lease") with RDU Center III LLC related to its offices totaling 18,350 square feet in Raleigh, NC. The lease will commence on the earlier of November 1, 2012 and "Substantial Completion of the Initial Improvements" as defined in the lease, and expires ninety-five months from the beginning of the lease term. The annual rental payments approximate $0.4 million per year with no required payments during the first eleven months, resulting in aggregate lease payments of approximately $3.1 million.

Termination Payment

The Company received a non-recurring $5.4 million payment in March 2012 for the termination of an agreement that is recorded as deferred revenue and is being recognized as revenue over the original eighteen-month term of the contract. At June 30, 2012, the remaining unamortized balance was $4.2 million.

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

Derivative Financial Instruments

The Company uses interest rate cap contracts to manage its interest rate risk. As of June 30, 2012, the Company had interest rate cap contracts for $60.0 million in notional amounts, which amortize over time and expire in January 2013, to limit the risk of increase of fluctuation in interest rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps.  The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASU 820, the Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements.

The Company also uses foreign exchange forward cover contracts and option contracts to manage its foreign exchange risk. The Company commenced utilization of the option contracts in April 2012. As of June 30, 2012, the Company had foreign exchange forward cover contracts and option contracts for $14.6 million of notional amounts, which expire through August 2012, to limit the risk of fluctuation in foreign exchange rates on the Indian rupee. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including foreign exchange forward rates and implied volatilities.  To comply with the provisions of FASB ASU 820, the Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. However, as of June 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the Company has determined that its valuations for the foreign currency exchange contracts and options contracts in their entirety are classified in Level 2 of the fair value hierarchy.

Table of Contents MModal Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Per share data in whole dollars)
Unaudited

The Company's (liabilities)/assets measured at fair value on a recurring basis were as follows:

(in thousands)	Balance at June 30, 2012
Foreign currency forward cover contracts	$(1,254)
Foreign currency options contracts	$55

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

For the three months ended June 30, 2012, the Company recognized $1.4 million in net realized losses from the settlement of the foreign currency forward cover contracts and options contracts, partially offset by $0.7 million in net unrealized gains on such contracts (resulting from changes in their fair value). For the six months ended June 30, 2012, the Company recognized $3.5 million in unrealized gains on the foreign exchange forward cover contracts and option contracts (resulting from changes in the their fair value), partially offset by realized losses of $2.3 million related to the settlement on such contracts. These amounts were classified in other income in the Consolidated Statements of Operations.

12. Acquisition and Restructuring

The following is a summary of the amounts recorded in the accompanying consolidated Statements of Operations:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Acquisition and integration-related costs	$4,721	$2,371	$12,877	$3,838
Restructuring charges	566	2,020	3,496	7,431
Total	$5,287	$4,391	$16,373	$11,269

Acquisition and integration-related ("A&I") costs and restructuring charges for the three months ended June 30, 2012 consisted primarily of accelerated amortization charges of $1.4 million related to the reassessed useful life of the Nuance prepaid licensing fees (discussed below under "Agreement with Nuance Communications, Inc."), $1.3 million in legal and accounting fees, $1.1 million in A&I consulting fees, $0.5 million in severance costs and net increases in other miscellaneous A&I costs and restructuring charges. A&I and restructuring charges for the three months ended June 30, 2011 related primarily to the continued integration of Spheris, which we acquired in April 2010, and the continued integration of MModal MQ Inc. into MModal Inc.

A&I costs and restructuring charges for the six months ended June 30, 2012 consisted primarily of accelerated amortization charges of $5.0 million related to the reassessed useful life of the Nuance prepaid licensing fees, $3.6 million in legal and accounting fees, $3.3 million in severance costs (includes $1.5 million accelerated vesting of restricted shares in share-based compensation), $1.6 million in A&I consulting fees, $0.8 million in rebranding costs, $0.7 million in sign-on bonuses and net increases in other miscellaneous A&I costs and restructuring charges. A&I and restructuring charges for the six months ended June 30, 2011 related primarily to the continued integration of Spheris, which we acquired in April 2010, and the continued integration of MModal MQ Inc. into MModal Inc.

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

During the fourth quarter of 2011, we began execution of a plan for consolidation to a single back-end speech recognition platform, the MultiModal platform. The transition is expected to be completed during the second quarter of 2013. Accordingly, we reassessed the useful life of the prepaid licensing fees and will record the expense over the new useful life. The amount related to utilization in production is charged to cost of revenues while the excess expense is charged to acquisition and restructuring. As a result, for the three months ended June 30, 2012, we recorded $1.2 million of expense in cost of revenues and $1.4 million of expense in A&I and restructuring. For the six months ended June 30, 2012, we recorded $2.5 million of expense in cost of revenues and $5.0 million of expense in A&I and restructuring. The remaining portion of the prepaid licensing fees of $5.7 million was classified in other current assets in the accompanying Consolidated Balance Sheets at June 30, 2012. During the remainder of the transition, we expect the majority of expense related to this transition to be classified as A&I costs and restructuring charges.

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

Our innovative solutions provide for a deeply valuable medical record that is contextually important in driving clinical decisions from analytical data available directly to the caregiver and provides for collaborative intelligence through services and technology that facilitate engagement among all stakeholders in the healthcare ecosystem.

Key Factors Affecting Our Performance

Acquisitions

During the six months ended June 30, 2012, we acquired two businesses for a total cash consideration of $4.6 million, including $3.1 million in cash paid on the date of acquisition and $1.5 million in deferred acquisition payments that will be paid within one year. These acquisitions were not material to the Company, individually or in the aggregate. On August 18, 2011, we completed a merger with MultiModal. The merger provided us ownership of speech and natural language understanding technologies, and facilitated consolidation to a single back-end speech recognition platform, provided a broader product offering to local and regional transcription partners and leveraged cloud-based services to enhance gross margins. Subsequent to the merger, we made seven additional acquisitions in 2011, none of which were individually material.

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

During the fourth quarter of 2011, we began execution of a plan for consolidation to a single back-end speech recognition platform, the MultiModal platform. The transition is expected to be completed during the second quarter of 2013. Accordingly, we reassessed the useful life of the prepaid licensing fees and will record the expense over the new useful life. The amount related to utilization in production is charged to cost of revenues while the excess expense is charged to acquisition and restructuring. As a result, for the three months ended June 30, 2012, we recorded $1.2 million of expense in cost of revenues and $1.4 million of expense in A&I and restructuring. For the six months ended June 30, 2012, we recorded $2.5 million of expense in cost of revenues and $5.0 million of expense in A&I and restructuring. The remaining portion of the prepaid licensing fees of $5.7 million was classified in other current assets in the accompanying Consolidated Balance Sheets at June 30, 2012. During the remainder of the transition, we expect the majority of expense related to this transition to be classified as A&I costs and restructuring charges.

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

Merger with MModal MQ Inc.

In October 2011, we completed the MModal MQ Merger with MModal MQ Inc. (formerly MedQuist Inc.), resulting in MModal MQ Inc. becoming our indirect wholly-owned subsidiary and MModal MQ Inc. common stock no longer trading on the OTCQB or on any other market. As a result of the MModal MQ Merger, the remaining approximately 3% issued and outstanding shares of MModal MQ Inc. not held by us were canceled and converted to the right to receive one share of our common stock. The MModal MQ Merger resulted in a reclassification from noncontrolling interest to common stock and additional paid-in-capital.
Merger Agreement

On July 2, 2012, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Legend Parent, Inc., a Delaware corporation ("Parent"), and Legend Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent ("Merger Sub"). Parent and Merger Sub are affiliates of One Equity Partners V, L.P., a Cayman Islands exempted limited partnership ("OEP").

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Merger Sub commenced a tender offer on July 17, 2012 (the "Offer") to purchase all of the outstanding shares of common stock of the Company at a purchase price of $14.00 per share, net to the seller thereof in cash (the "Offer Price"), without interest thereon and subject to any applicable withholding taxes. The transaction is expected to close during the third quarter of 2012.

After the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger") with the Company being the surviving corporation. The Merger Agreement also provides that the Merger may be consummated regardless of whether the Offer is completed, but if the Offer is not completed, the Merger will only be able to be consummated after a majority of the stockholders of the Company have adopted the Merger Agreement at a meeting of stockholders. In the Merger, each share of Company common stock issued and outstanding, other than shares of Company common stock held by the Company as treasury stock, by Parent or Merger Sub or by stockholders who have properly demanded appraisal under Delaware law, will be converted into the right to receive an amount in cash equal to the Offer Price, without interest thereon and subject to any applicable withholding of taxes.

The Merger Agreement contains certain termination rights for both the Company and Parent, including, among others, if the Merger is not consummated on or before December 31, 2012. Upon termination of the Merger Agreement under specified circumstances, including a termination by the Company to enter into an agreement for an alternative transaction pursuant to a Superior Proposal (as defined in the Merger Agreement), the Company has agreed to pay Parent a termination fee of $28.7 million. If the Merger Agreement is terminated by Parent or the Company following failure to obtain Company stockholder approval for the transaction, the Company will be required to reimburse Parent's expenses incurred in connection with the Merger Agreement and the transactions contemplated thereby up to a maximum amount of $8.2 million.

The Merger Agreement also provides that Parent will pay, or cause to be paid, to the Company an amount equal to $57.5 million if the Company terminates the Merger Agreement under certain circumstances, including as a result of (i) Parent's failure to consummate the Offer if all Offer conditions have been satisfied (other than those that by their nature will be satisfied by actions taken at the closing of the Merger), (ii) Parent's failure to consummate the Merger if all conditions to the obligations of Parent and Merger Sub to close the Merger have been satisfied (other than those that by their nature will be satisfied by actions taken at the closing of the Merger) and the Marketing Period (as defined in the Merger Agreement) has expired, or (iii) Parent's material uncured breach of the Merger Agreement that is the principal factor in the failure of the Offer or the Merger, as the case may be, to be consummated.

On July 2, 2012, in connection with the Merger Agreement, investment funds affiliated with S.A.C. Private Capital Group LLC, collectively the Company's largest stockholder owning approximately 31% of the outstanding shares of Company common stock in the aggregate, entered into a support agreement with Parent and Merger Sub under which they agreed to tender all of their shares into the Offer and to support the Merger. The support agreement will terminate upon certain circumstances, including upon termination of the Merger Agreement.

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

Operating improvements

Cost of revenues on a per unit basis has declined compared to the prior year period due to the increased percentage of volume produced offshore and increased utilization of ASR technology, as well as a shift in other staffing offshore in order to further reduce operating costs. We increased our offshore production volumes from 42% for the three months ended June 30, 2011 to 47% for the three months ended June 30, 2012. We also increased our use of ASR technology from 74% to 77% during the same period. We increased our offshore production volumes from 42% for the six months ended June 30, 2011 to 48% for the six months ended June 30, 2012. We also increased our use of ASR technology from 73% to 76% for the six months ended June 30, 2012. As we continue to increase the use of ASR technology and move production volume offshore, we expect to continue to reduce costs.

Adjusted EBITDA

Adjusted EBITDA was $24.9 million, or 21.4% of net revenues, for the three months ended June 30, 2012, compared to $27.6 million, or 25.4% of net revenues, for the same period in 2011. Adjusted EBITDA was $51.4 million, or 22.0% of net revenues, for the six months ended June 30, 2012, compared to $54.3 million, or 24.7% of net revenues, for the same period in 2011. Adjusted EBITDA is a non-GAAP financial measure. See section "Adjusted EBITDA (Non-GAAP Financial Measure)" below for further discussion of this financial measure.

Consolidated Results of Operations
The following table sets forth our Consolidated Results of Operations for the three months ended June 30, 2012 and 2011:

MModal Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands)
Unaudited

	Three Months Ended June 30,
	2012		2011			Change in
		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Net revenues	$115,957	100.0%	$108,439	100.0%	$7,518
Cost of revenues	65,172	56.2%	65,453	60.4%	(281)	(4.2)%
Gross Profit	50,785	43.8%	42,986	39.6%	7,799	4.2%
Operating costs and expenses:
Selling, general and administrative	23,589	20.3%	14,222	13.1%	9,367	7.2%
Research and development	3,624	3.1%	2,190	2.0%	1,434	1.1%
Depreciation and amortization	12,155	10.5%	8,879	8.2%	3,276	2.3%
(Benefit) cost of legal proceedings, settlements and accommodations	(211)	(0.2)%	581	0.5%	(792)	(0.7)%
Acquisition and restructuring	5,287	4.6%	4,391	4.0%	896	0.6%
Total operating costs and expenses	44,444	38.3%	30,263	27.9%	14,181	10.4%
Operating income	6,341	5.5%	12,723	11.7%	(6,382)	(6.2)%
Other income	814	0.7%	530	0.5%	284	0.2%
Gain on sale of investment	4,439	3.8%	—	—%	4,439	3.8%
Interest expense, net	(7,712)	(6.7)%	(6,961)	(6.4)%	(751)	(0.3)%
Income before income taxes	3,882	3.3%	6,292	5.8%	(2,410)	(2.5)%
Income tax provision	836	0.7%	886	0.8%	(50)	(0.1)%
Net income	3,046	2.6%	5,406	5.0%	(2,360)	(2.4)%
Less: Net income attributable to noncontrolling interests	—	—%	(271)	(0.2)%	271	0.2%
Net income attributable to MModal Inc.	$3,046	2.6%	$5,135	4.7%	$(2,089)	(2.1)%

Net revenues

Net revenues were $116.0 million for the three months ended June 30, 2012, compared with $108.4 million for the three months ended June 30, 2011, representing a $7.6 million increase. The increase is primarily due to the ten acquisitions we made beginning in the second half of 2011 through the first half of 2012, which contributed revenues of $18.2 million (MultiModal contributed revenues of $9.3 million) during the three months ended June 30, 2012. These increases in net revenues were partially offset by a deterioration in our base business, due to both a loss of customers and pricing pressures, versus the three months ended June 30, 2011.

Cost of Revenues

Cost of revenues were $65.2 million for the three months ended June 30, 2012, compared with $65.5 million for the three months ended June 30, 2011. As a percentage of net revenues, cost of revenues decreased to 56.2% for the three months ended June 30, 2012, compared to 60.4% for the same period in 2011. This decrease was primarily due to sales of higher margin products and increased utilization of speech recognition technologies, increased utilization of offshore resources and other cost reduction initiatives.

Selling, general and administrative ("SG&A")

SG&A expenses were $23.6 million for the three month period ended June 30, 2012, compared to $14.2 million for the three months ended June 30, 2011. The increase is primarily due to increases of $2.2 million in salaries and sign-on bonuses for executive new hires and sales staff, an increase in share-based compensation of $1.6 million, the MultiModal acquisition (which contributed SG&A expense of $1.4 million), $0.5 million incurred for acquisitions since the MultiModal acquisition and net increases in various other SG&A items.

Research & development ("R&D")

R&D expenses were $3.6 million for the three months ended June 30, 2012, compared with $2.2 million for the three months ended June 30, 2011. R&D expenses as a percentage of net revenues were 3.1% for the three months ended June 30, 2012, compared to 2.0% for the same period in 2011. The increase was due to the MultiModal Merger (which contributed R&D expense of $1.5 million).

Depreciation and amortization

Depreciation and amortization was $12.2 million for the three months ended June 30, 2012, compared with $8.9 million for the three months ended June 30, 2011. This increase is primarily due to the amortization of acquired intangible assets related to the acquisitions completed by us during the second half of 2011 and the first half of 2012.

(Benefit) cost of legal proceedings, settlements and accommodations

(Benefit) cost of legal proceedings, settlements and accommodations was a benefit of $0.2 million for the three months ended June 30, 2012, compared to a cost of $0.6 million for the three months ended June 30, 2011. This decrease was primarily due to an insurance settlement the Company received during the three months ended June 30, 2012 related to previous litigation costs.

Acquisition and integration ("A&I") and restructuring

Acquisition and integration-related ("A&I") costs and restructuring charges for the three months ended June 30, 2012 consisted primarily of accelerated amortization charges of $1.4 million related to the reassessed useful life of the Nuance prepaid licensing fees (discussed above under "Agreement with Nuance Communications, Inc."), $1.3 million in legal and accounting fees, $1.1 million in A&I consulting fees, $0.5 million in severance costs and net increases in other miscellaneous A&I costs and restructuring charges. A&I and restructuring charges for the three months ended June 30, 2011 related primarily to the continued integration of Spheris, which we acquired in April 2010, and the continued integration of MModal MQ Inc. into MModal Inc.

Other income

Other income was $0.8 million for the three months ended June 30, 2012, compared with $0.5 million for the three months ended June 30, 2011. The increase in other income was primarily due to a gain of $1.5 million related to the revaluation of the Indian rupee between the Company (denominated in USD) and certain of its foreign subsidiaries (denominated in Indian rupee) and a $0.5 million increase in unrealized foreign exchange gains on the Indian rupee (resulting from changes in the fair value of our foreign exchange forward cover contracts and option contracts), partially offset by an increase on realized losses of $1.8 million related to the settlement of such contracts. We began use of the option contracts in April 2012.

Gain on sale of investment

In October 2010, we sold our shares related to an investment in a former affiliated company for cash consideration of $23.6 million, of which $4.4 million was held in escrow pursuant to the terms of the agreement. In May 2012, the $4.4 million was released from escrow, and was recorded as a gain in the Consolidated Statements of Operations.

Interest expense, net

Interest expense, net, was $7.7 million for the three months ended June 30, 2012, compared to $7.0 million for the three months ended June 30, 2011. The increase in interest expense, net, is primarily due to accretion of deferred acquisition payments during the three months ended June 30, 2012.

Income tax provision

As part of the process of preparing our unaudited condensed consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pretax income can impact our effective tax rate or income taxes as a percentage of pretax income. This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets. Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in jurisdictions that have lower tax rates and higher than anticipated in jurisdictions that have higher tax rates.

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

In January 2011, we re-domiciled from a British Virgin Island company to a Delaware corporation. For the three months ended June 30, 2012, our effective tax rate was 21.5%. This rate differs from the statutory rate of 35% primarily due to permanent differences related to acquisition-related charges, domestic taxation of certain foreign earnings, and discrete tax expense recorded on the gain on sale of an investment. For the three months ended June 30, 2011, our effective tax rate was 14.1%. This rate differs from the statutory rate of 35% primarily due to the increase in deferred tax liabilities for indefinite lived intangibles and valuation allowance on deferred tax assets.

Net income attributable to noncontrolling interests

In accordance with the terms of the stipulation of settlement entered into in connection with the settlement of certain MModal MQ Inc. stockholder litigation, on October 18, 2011, we completed a short form merger with MModal MQ Inc. ("Short Form Merger"), resulting in MModal MQ Inc. becoming our indirect wholly-owned subsidiary and MModal MQ Inc. common stock no longer trading on the OTCQB or on any other market. As a result of the Short Form Merger, the remaining approximately 3% issued and outstanding shares of MModal MQ Inc. not held by us were canceled and converted in the Short Form Merger into the right to receive one share of our common stock. In the Short Form Merger, we issued an additional 1.2 million shares of our common stock. We now own 100% of MModal MQ Inc. The Short Form Merger resulted in a reclassification from noncontrolling interest to common stock and additional paid-in-capital in the fourth quarter of 2011.

The following table sets forth our Consolidated Results of Operations for the six months ended June 30, 2012 and 2011:

MModal Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands)
Unaudited

	Six Months Ended June 30,
	2012		2011			Change in
		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Net revenues	$233,357	100.0%	$219,675	100.0%	$13,682
Cost of revenues	131,602	56.4%	131,474	59.8%	128	(3.4)%
Gross Profit	101,755	43.6%	88,201	40.2%	13,554	3.4%
Operating costs and expenses:
Selling, general and administrative	45,784	19.6%	30,896	14.1%	14,888	5.5%
Research and development	6,568	2.8%	4,892	2.2%	1,676	0.6%
Depreciation and amortization	24,544	10.5%	17,297	7.9%	7,247	2.6%
Cost (benefit) of legal proceedings, settlements and accommodations	329	0.1%	(6,932)	(3.2)%	7,261	3.3%
Acquisition and restructuring	16,373	7.0%	11,269	5.1%	5,104	1.9%
Total operating costs and expenses	93,598	40.1%	57,422	26.1%	36,176	14.0%
Operating income	8,157	3.5%	30,779	14.0%	(22,622)	(10.5)%
Other income	2,678	1.1%	1,473	0.7%	1,205	0.4%
Gain on sale of investment	4,439	1.9%	—	—%	4,439	1.9%
Interest expense, net	(15,510)	(6.6)%	(13,998)	(6.4)%	(1,512)	(0.2)%
(Loss) income before income taxes	(236)	(0.1)%	18,254	8.3%	(18,490)	(8.4)%
Income tax (benefit) provision	(413)	(0.2)%	2,030	0.9%	(2,443)	(1.1)%
Net income	177	0.1%	16,224	7.4%	(16,047)	(7.3)%
Less: Net income attributable to noncontrolling interests	—	—%	(1,777)	(0.8)%	1,777	0.8%
Net income attributable to MModal Inc.	$177	0.1%	$14,447	6.6%	$(14,270)	(6.5)%

Net revenues

Net revenues were $233.4 million for the six months ended June 30, 2012, compared with $219.7 million for the six months ended June 30, 2011, representing a $13.7 million increase. The increase is primarily due to the ten acquisitions we made beginning in the second half of 2011 through the first half of 2012, which contributed revenues of $32.8 million (MultiModal contributed revenues of $15.2 million) during the six months ended June 30, 2012. These increases in net revenues were partially offset by a deterioration in our base business, due to both a loss of customers and pricing pressures, versus the six months ended June 30, 2011.

Cost of revenues

Cost of revenues were $131.6 million for the six months ended June 30, 2012, compared with $131.5 million for the six months ended June 30, 2011. As a percentage of net revenues, cost of revenues decreased to 56.4% for the six months ended June 30, 2012, compared to 59.8% for the same period in 2011. This decrease was primarily due to sales of higher margin products and increased utilization of speech recognition technologies, increased utilization of offshore resources and other cost reduction initiatives.

SG&A

SG&A expenses were $45.8 million for the six month period ended June 30, 2012, compared to $30.9 million for the six months ended June 30, 2011. The increase is primarily due to increased salaries and sign-on bonuses for executive new hires and sales staff of $5.9 million, the MultiModal acquisition (which incurred $3.0 million in SG&A), an increase in share-based compensation of $2.5 million, $1.1 million in the management incentive program accrual, $1.0 million incurred for acquisitions since the MultiModal acquisition and net increases in various other SG&A items.

R&D

R&D expenses were $6.6 million for the six months ended June 30, 2012, compared with $4.9 million for the six months ended June 30, 2011. R&D expenses as a percentage of net revenues were 2.8% for the six months ended June 30, 2012, compared to 2.2% for the same period in 2011. The increase was due to MultiModal, which contributed R&D expense of $2.3 million.

Depreciation and amortization

Depreciation and amortization was $24.5 million for the six months ended June 30, 2012, compared with $17.3 million for the six months ended June 30, 2011. This increase is primarily due to the amortization of acquired intangible assets related to the acquisitions completed by us during the second half of 2011 and first half of 2012.

Cost (benefit) of legal proceedings, settlements and accommodations

Cost (benefit) of legal proceedings, settlements and accommodations was a cost of $0.3 million for the six months ended June 30, 2012, compared to a benefit of $6.9 million for the six months ended June 30, 2011. During the first quarter of 2011, we reversed $9.7 million of the Customer Accommodation Program ("Program") accrual, as the MModal MQ Inc. board of directors terminated the Program on March 31, 2011.

A&I and restructuring

A&I costs and restructuring charges for the six months ended June 30, 2012 consisted primarily of accelerated amortization charges of $5.0 million related to the reassessed useful life of the Nuance prepaid licensing fees (discussed above under "Agreement with Nuance Communications, Inc."), $3.6 million in legal and accounting fees, $3.3 million in severance costs (includes $1.5 million accelerated vesting of restricted shares in share-based compensation), $1.6 million in A&I consulting fees, $0.8 million in rebranding costs, $0.7 million in sign-on bonuses and net increases in other miscellaneous A&I costs and restructuring charges. A&I and restructuring charges for the six months ended June 30, 2011 related primarily to the continued integration of Spheris, which we acquired in April 2010, and the continued integration of MModal MQ Inc. into MModal Inc.

Other income

Other income was $2.7 million for the six months ended June 30, 2012, compared with $1.5 million for the six months ended June 30, 2011. The increase in other income was primarily due to a $2.6 million increase in unrealized foreign exchange gains on the Indian rupee (resulting from changes in the fair value of our foreign exchange forward cover contracts and option contracts) and a gain of $1.4 million related to the revaluation of the Indian rupee between the Company (denominated in USD) and certain of its foreign subsidiaries (denominated in Indian rupee), partially offset by an increase on realized losses of $2.8 million related to the settlement of such contracts. We began use of the option contracts in April 2012.

Gain on sale of investment

In October 2010, we sold our shares related to an investment in a former affiliated company for cash consideration of $23.6 million, of which $4.4 million was held in escrow pursuant to the terms of the agreement. In May 2012, the $4.4 million was released from escrow, and was recorded as a gain in the Consolidated Statements of Operations.

Interest expense, net

Interest expense, net, was $15.5 million for the six months ended June 30, 2012, compared to $14.0 million for the six months ended June 30, 2011. The increase in interest expense, net, is primarily due to interest associated with the deferred acquisition payments during the six months ended June 30, 2012.

Income tax (benefit) provision

In January 2011, we re-domiciled from a British Virgin Island company to a Delaware corporation. For the six months ended June 30, 2012, our effective tax rate was 175%. This rate differs from the statutory rate of 35% primarily due to permanent differences related to acquisition-related charges, domestic taxation of certain foreign earnings, and discrete tax expense recorded on the gain on sale of an investment. For the six months ended June 30, 2011, our effective tax rate was 11.1%. This rate differs from the statutory rate of 35% primarily due to the increase in deferred tax liabilities for indefinite lived intangibles and valuation allowance on deferred tax assets.

Net income attributable to noncontrolling interests

In accordance with the terms of the stipulation of settlement entered into in connection with the settlement of certain MModal MQ Inc. stockholder litigation, on October 18, 2011, we completed a short form merger with MModal MQ Inc. ("Short Form Merger"), resulting in MModal MQ Inc. becoming our indirect wholly-owned subsidiary and MModal MQ Inc. common stock no longer trading on the OTCQB or on any other market. As a result of the Short Form Merger, the remaining approximately 3% issued and outstanding shares of MModal MQ Inc. not held by us were canceled and converted into the Short Form Merger to the right to receive one share of our common stock. In the Short Form Merger, we issued an additional 1.2 million shares of our common stock. We now own 100% of MModal MQ Inc. The Short Form Merger resulted in a reclassification from noncontrolling interest to common stock and additional paid-in-capital in the fourth quarter of 2011.

Adjusted EBITDA (Non-GAAP financial measure)

The following table presents a reconciliation of net income attributable to MModal Inc. to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to MModal Inc.	$3,046	$5,135	$177	$14,447
Net income attributable to noncontrolling interests	—	271	—	1,777
Income tax provision (benefit)	836	886	(413)	2,030
Interest expense, net	7,712	6,961	15,510	13,998
Depreciation and amortization	12,155	8,879	24,544	17,297
(Benefit) cost of legal proceedings, settlements and accommodations	(211)	581	329	(6,932)
Acquisition and restructuring (1)	5,287	4,391	16,373	11,269
Other income	(814)	(530)	(2,678)	(1,473)
Gain on sale of investment	(4,439)	—	(4,439)	—
Realized (loss) gain on settlement of foreign currencies	(1,383)	377	(2,260)	534
Amortization of core technologies	490	—	490	—
Share-based compensation and other non-cash awards	2,182	611	3,778	1,321
Adjusted EBITDA	$24,861	$27,562	$51,411	$54,268
Percent of net revenues	21.4%	25.4%	22.0%	24.7%

(1) Includes $1.5 million in share-based compensation expense for the three and six months ended June 30, 2012.

Adjusted EBITDA is a metric used by management to measure operating performance. Adjusted EBITDA is defined as net income attributable to MModal Inc., as applicable, plus net income attributable to noncontrolling interests, income taxes, interest expense, net, depreciation and amortization, (benefit) cost of legal proceedings, settlements, and accommodations, acquisition and restructuring charges, other income, gain on sale of investment, realized (loss) gain on settlement of foreign currency hedges, amortization of core technologies and share-based compensation and other non-cash awards. The realized (loss) gain on settlement of foreign currency hedges is a component of other income, as reported in the Consolidated Statements of Operations. The amortization of core technologies is a component of cost of revenues, as reported in the Consolidated Statements of Operations. Share-based compensation and other non-cash awards represents only the portion of such expense that is a component of selling, general and administrative expense, as reported in the Consolidated Statements of Operations, as it excludes such expense attributable to the Company's restructuring actions.

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

Liquidity and Capital Resources

Our principal sources of liquidity include cash generated from operations, cash and cash equivalents on hand and availability under our revolving credit facility. We believe our existing cash and cash equivalents and cash to be generated from operations will be sufficient to finance our operations for the next twelve months. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our net revenues, or due to increased cash expenditures in excess of the net revenues generated, then our cash balances may not be sufficient to fund our continuing operations without incurring additional debt or selling additional equity. There are no assurances that sufficient funding from external sources will be available to us on acceptable terms, if at all.

Cash Flows Discussion

Operating activities

Cash provided by operating activities was $27.3 million and $23.0 million for the six months ended June 30, 2012 and 2011, respectively. Net cash provided by operating activities during the six months ended June 30, 2012 was primarily impacted by the following items:

•	The Customer Accommodation Program reversal of $9.7 million in 2011;

•	Depreciation and amortization of $24.5 million for the six months ended June 30, 2012, compared to $17.3 million for the same period in 2011;

•
Share-based compensation of $5.3 million for the six months ended June 30, 2012, compared to $1.2 million for the same period in 2011, primarily due to increased awards of restricted stock awards and restricted stock units.

The above increases in cash provided by operating activities were partially offset by net income of $0.2 million for the six months ended June 30, 2012, compared to $16.2 million for the same period in the prior year.

Investing activities

Cash used in investing activities was $11.5 million for the six months ended June 30, 2012, compared to $10.9 million for the same period in 2011. This increase in cash used in investing activities was primarily due to $3.1 million in acquisition payments related to the two acquisitions we completed during the six months ended June 30, 2012. We did not complete any acquisitions during the same period in 2011. The increase in cash used in investing activities was partially offset by lower capital expenditures on computer software and property and equipment year over year. During the six months ended June 30, 2012, we invested $8.7 million in computer software and property and equipment, compared to $10.9 million for the same period in 2011.

Financing activities

Cash used in financing activities was $35.1 million for the six months ended June 30, 2012, compared to $18.2 million for the same period in 2011. Cash used in financing activities increased due to $6.8 million in net proceeds from the issuance of common stock during the six months ended June 30, 2011. We did not have any proceeds from the issuance of common stock during the six months ended June 30, 2012. The increase in cash used in financing activities was also due to an increase in net debt activity.
During the six months ended June 30, 2012, we recorded debt repayments of $56.5 million, partially offset by proceeds from debt of $26.6 million, resulting in net cash used in debt of $29.9 million. By comparison, during the six months ended June 30, 2011, we recorded debt repayments of $27.1 million, partially offset by proceeds from debt of $2.1 million, resulting in net cash used in debt of $25.0 million. We also made $4.0 million of deferred acquisition payments in accordance with the terms of our prior acquisitions during the six months ended June 30, 2012. We did not make any deferred acquisition payments during the same period in 2011.

Other factors affecting our liquidity and capital resources:

Debt

Debt consisted of the following:

(dollars in thousands)	June 30, 2012	December 31, 2011
Senior Secured Credit Facility consisting of:
Term loan	$170,000	$175,000
Revolving credit facility	—	25,000
Senior Subordinated Notes	85,000	85,000
All other	11,558	11,534
	266,558	296,534
Less: Current maturities	(27,774)	(22,712)
Total long-term debt	$238,784	$273,822

The borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at the borrowers' option, either (a) a base rate determined by reference to the highest of (1) the rate last quoted by the Wall Street Journal as the "Prime Rate" in the United States, (2) the federal funds rate plus 1/2 of 1% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) the higher of (1) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs and (2) 1.75%. The applicable margin is 4.50% with respect to base rate borrowings and 5.50% with respect to LIBOR borrowings. At June 30, 2012, the Senior Secured Credit Facility had an interest rate of 7.25% and the interest rate on the Senior Subordinated Notes was a stated rate of 13.0%.

Of the $25 million Revolving Credit Facility ("Revolver") included in the Senior Secured Credit Facility, $3.2 million was available to be drawn as of June 30, 2012. Any amounts drawn over $3.2 million would have caused us to to be in noncompliance with our debt covenants. No amounts were outstanding under the Revolver at June 30, 2012.

In March 2012, we entered into a waiver and amendment to the Senior Secured Credit Facility to (i) allow for additional time to comply with certain reporting requirements related to recent acquisitions that we consummated and (ii) to amend the definition of "Consolidated EBITDA" under the Senior Secured Credit Facility to provide a favorable adjustment for certain one-time acquisition and restructuring costs related to our consolidation to a single back-end speech recognition platform. In May 2012, we entered into a waiver agreement under the Senior Secured Credit Facility, which waived certain covenant requirements related to a potential acquisition.

The Company is required to comply with certain covenants under the Senior Secured Credit Facility. The Company was in compliance with the financial covenants as of June 30, 2012. The Company's ability to maintain compliance with its debt covenants depends in part on management's ability to increase revenues and control costs. Should the Company fail to comply with the financial covenants at a future measurement date, the Company would be in default under the Senior Secured Credit Facility and the lenders thereunder could exercise various options that they have under the agreements governing the Senior Secured Credit Facility including demanding immediate payment of all amounts outstanding under the Senior Secured Credit Facility or issuing a waiver.

Acquisitions

During the six months ended June 30, 2012, we acquired two businesses for a total cash consideration of $4.6 million, including $3.1 million in cash paid on the date of acquisition and $1.5 million in deferred acquisition payments that will be paid within one year. These acquisitions were not material to the Company, individually or in the aggregate. On August 18, 2011, we completed a merger with MultiModal. The merger provided us ownership of speech and natural language understanding technologies, and facilitated consolidation to a single back-end speech recognition platform, provided a broader product offering to local and regional transcription partners and leveraged cloud-based services to enhance gross margins. Subsequent to the merger, we made seven additional acquisitions in 2011, none of which were individually material.

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

At June 30, 2012, we had deferred acquisition payments, current, of $20.2 million, and deferred acquisition payments, non-current, of $15.9 million recorded in the accompanying Consolidated Balance Sheets. These future cash payments are related to the acquisitions we made during the second half of 2011 and the first half of 2012. The table below represents our future deferred acquisition payments as of June 30, 2012:

(dollars in thousands)	Deferred Acquisition Payments
Due in one year	$20,231
Due in two years	6,116
Due in three years	9,706
Due in four years	2,966
Total	39,019
Less: amount representing interest	(2,880)
Present value of deferred acquisition payments	$36,139

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors except as follows. In 2011, we entered into foreign currency forward cover contracts for a notional value of USD equivalent $72.0 million related to our offshore operations. In April 2012, we commenced utilization of options contracts. As of June 30, 2012, $14.6 million of the foreign currency forward cover contracts and options contracts were outstanding. These contracts expire through August 31, 2012. In 2011, we also entered into interest rate cap contracts (for $60.0 million notional amounts which will amortize over time and expire on January 2013) to limit the risk of increases in interest rates.

On May 17, 2012, the Company entered into a new lease agreement ("lease") with RDU Center III LLC related to its offices totaling 18,350 square feet in Raleigh, NC. The lease will commence on the earlier of November 1, 2012 and "Substantial Completion of the Initial Improvements" as defined in the lease, and expires ninety-five months from the beginning of the lease term. The annual rental payments approximate $0.4 million per year with no required payments during the first eleven months, resulting in aggregate lease payments of approximately $3.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company’s 2011 Annual Report on Form 10-K. As of June 30, 2012, the only material changes from the information presented in the Form 10-K are provided below.

We are exposed to the risk of fluctuations in foreign currencies, most notably expenses denominated in the Indian rupee. A portion of these risks is hedged, but fluctuations could impact our operations, financial position and cash flows. We monitor our foreign currency exposures daily to maximize the overall effectiveness of our hedge positions. We use a combination of Indian rupee/USD forward and option contracts to mitigate foreign currency volatility risk. We do not enter into foreign currency contracts for speculative purposes.

We began entering into the option contracts in April 2012. As of June 30, 2012, we had two outstanding option contracts, as discussed below:

(in thousands)
Notional Currency	Notional Amount (INR)		Call Amount (USD)	Strike Price (USD)	Maturity Date
Indian rupee	₨	188,200	$3,302	$57.00	July 27, 2012
Indian rupee	₨	188,520	$3,307	$57.00	August 29, 2012
	₨	376,720	$6,609

Estimated Fair Value at June 30, 2012 (USD)			$55

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

MModal Inc. Shareholder Litigation

On July 6, 2012, a purported stockholder of the Company filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Alan Kahn v. Roger L. Davenport, et al., Case No. 7675-VCP, in connection with the proposed merger transaction. The defendants are the Company, the members of the Company's board of directors, One Equity Partners, LLC and its affiliates, Legend Parent, Inc. and Legend Acquisition Sub, Inc. The Kahn action purports to be brought individually and on behalf of the public stockholders of the Company. The Kahn complaint contains allegations that the individual directors breached their fiduciary obligations because they (i) agreed to a flawed process that precluded the emergence of competing bidders and whereby the Company's financial advisor was not independent; and (ii) failed to maximize stockholder value. The Kahn complaint further alleges that One Equity Partners, LLC and Legend Parent, Inc. aided and abetted those alleged breaches of fiduciary duty. The Kahn action seeks, among other things, injunctive relief prohibiting consummation of the proposed merger transaction, rescission of the Agreement and Plan of Merger governing such transaction, damages and attorneys' fees and costs.

On July 9, 2012, a purported stockholder of the Company filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Edward Forstein, v. MModal Inc. et al., Case No. 7680-VCP, in connection with the proposed merger transaction. The defendants are the Company, the members of the Company's board of directors, One Equity Partners, LLC, Legend Parent, Inc. and Legend Acquisition Sub, Inc. The Forstein action purports to be brought individually and on behalf of the public stockholders of the Company. The Forstein complaint contains allegations that the individual directors breached their fiduciary obligations because (i) one of the Company's financial advisors was materially conflicted; (ii) the Company's largest stockholder had different interests than the Company's public stockholders; (iii) they agreed to preclusive deal protection provisions; and (iv) the individual directors failed to maximize stockholder value. The Forstein complaint further alleges that One Equity Partners, LLC, Legend Parent, Inc. and Legend Acquisition Sub, Inc. aided and abetted those alleged breaches of fiduciary duty. The Forstein action seeks, among other things, injunctive relief prohibiting consummation of the proposed merger transaction, rescission of the Agreement and Plan of Merger governing such transaction, damages and attorneys' fees and costs.

On July 10, 2012, a purported stockholder of the Company filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Scott Phillips v. Roger L. Davenport, et al., Case No. 7685-VCP, in connection with the proposed merger transaction. The defendants are the Company, the members of the Company's board of directors, One Equity Partners, LLC, Legend Parent, Inc. and Legend Acquisition Sub, Inc. The Phillips action purports to be brought individually and on behalf of the public stockholders of the Company. The Phillips complaint contains allegations that the individual directors breached their fiduciary duty because (i) they failed to take steps to maximize the value of the Company to its public shareholders and took steps to avoid competitive bidding; (b) they did not properly value the Company; and (c) they ignored or did not protect against the numerous conflicts of interest resulting from the directors’ own interrelationships or connection with the merger transaction. The Phillips complaint further alleges the Company, One Equity Partners, LLC, Legend Parent, Inc. and Legend Acquisition Sub, Inc. aided and abetted those alleged breaches of fiduciary duty. The Phillips action seeks, among other things, injunctive relief prohibiting consummation of the proposed merger transaction, rescission of the Agreement and Plan of Merger governing such transaction, damages and attorneys' fees and costs.

On July 17, 2012, a proposed order of consolidation was submitted to the Court of Chancery of the State of Delaware for approval, pursuant to which, inter alia, each of the previously-filed lawsuits, described above, would be consolidated into one action, captioned In re MModal Inc. Shareholder Litigation, Consolidated C.A. No. 7675-VCP.  On July 18, 2012, the Court of Chancery of the State of Delaware granted the order of consolidation.

On July 24, 2012, an amended putative class action lawsuit was filed in the Court of Chancery of the State of Delaware, captioned In re MModal Inc. Shareholder Litigation, Consolidated Civil Action No. 7675-VCP (which we refer to as the “Consolidated Complaint”). In addition to re-asserting the previously-asserted allegations and claims against the previously-named defendants, the Consolidated Complaint: (i) names certain funds affiliated with S.A.C. Private Capital Group LLC (the "SAC PCG Funds") as defendants, (ii) alleges that the support agreement entered into between the Company and the SAC PCG Funds gives rise to claims of breach of fiduciary duty against the Company's board of directors and to claims of aiding and abetting breach of fiduciary duty against One Equity Partners, LLC, Legend Parent, Inc., Legend Acquisitions Sub, Inc. and the SAC PCG Funds and (iii) alleges that the Company's board of directors breached its fiduciary duty via materially incomplete and misleading disclosures in the Schedule 14D-9 filed on July 17, 2012, as amended (specifically focusing on (a) the timing and content of any post-transaction employment discussions with senior management, (b) certain aspects of Macquarie Capital's (the Company's financial advisor) valuation work, (c) all services performed by Macquarie Capital for the Company and One Equity Partners LLC and its affiliates over the past two years and (d) which directors of the Company are principals in the fund in which Macquarie Capital has made a $15 million investment). The Consolidated Complaint seeks substantially similar relief as the previously filed lawsuits described above. On July 27, 2012, plaintiffs filed a motion for expedited proceedings, and papers in support thereof, as well as a motion to enjoin consummation of the proposed merger transaction.

The Company believes that the Consolidated Complaint lacks merit, and intends to defend the case vigorously. Because this matter is in an early stage, the Company cannot estimate the possible loss or range of loss, if any, associated with its ultimate resolution.

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

We have reviewed the risk factors previously disclosed in our 2011 Form 10-K and have identified the following additional risks:

Our business and results of operations may be adversely affected by the announcement of our proposed acquisition by OEP.

On July 2, 2012, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub commenced a tender offer to purchase all of our outstanding shares of common stock.

The proposed acquisition could have an adverse effect on our revenue in the near term if customers delay, defer or cancel purchases until the completion of the acquisition. While we are attempting to mitigate this risk through communications with our customers, current and prospective customers could be reluctant to purchase our products and/or services due to potential uncertainty about the direction of our product offerings and our support and service of existing products. To the extent that the proposed acquisition creates uncertainty among customers or our employees such that any significant number of customers delay purchase decisions until the proposed completion of the acquisition, or employees depart the Company or become distracted, our results of operations and ability to operate profitably could be negatively affected. Decreased revenue and a failure to be profitable could have a variety of adverse effects, including negative consequences to our relationships with, and ongoing obligations to, customers, suppliers, employees, business partners and others with whom we have business relationships.

Additionally, we are subject to additional risks in connection with the proposed acquisition, including: (i) the occurrence of an event, change or circumstance that could give rise to the payment of a termination fee by us of up to $28.7 million pursuant to the terms of the Merger Agreement, (2) the pendency and outcome of any legal proceedings that have been or may be instituted against us, our directors and others relating to the transactions contemplated by the Merger Agreement, including the legal proceedings described in Part II. Item 1. "Legal Proceedings," (3) the failure of the proposed acquisition to close for any reason, (4) the restrictions imposed on our business, properties and operations pursuant to the affirmative and negative covenants set forth in the Merger Agreement and the potential impact of such covenants on our business, (5) the risk that the proposed acquisition will divert management's attention resulting in a potential disruption of our current business plan and (6) potential difficulties in employee retention arising from the proposed acquisition.

We may suffer additional consequences if our proposed acquisition by Parent is not completed.

If our proposed acquisition by Parent is not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:
•activities relating to the transaction and related uncertainties may divert management's attention from our day-to-day business and cause disruptions among our employees and to our relationships with customers and business partners, thus detracting from our ability to grow revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur;
•the market price of our common stock could decline following an announcement that the transaction has been abandoned, to the extent that the current market price reflects a market assumption that the transaction will be completed;
•we could be required to pay a fee to Parent, or its designees, up to a maximum fee of $28.7 million if the Merger Agreement is terminated in certain circumstances;
•we would remain liable for our costs related to the acquisition, such as legal and accounting fees and expenses and a portion of the financial advisory fees and expenses;
•we may experience a departure of employees;
•we may be subject to legal proceedings related to the transaction;
•we may be the subject of other acquisition proposals that require management attention and are less favorable to the Company and its stockholders than the proposed transaction with Parent and Merger Sub; and
•we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

Completion of the acquisition is subject to a number of conditions, which we believe are customary, including the accuracy of the representations and warranties of the parties and material compliance by the parties with their respective obligations under the Merger Agreement. Parent and Merger Sub's obligation to consummate the Offer is also subject to at least a majority of our outstanding shares on a fully diluted basis being tendered in the Offer and the availability of sufficient debt financing to Parent and Merger Sub. While the debt financing is not a condition to the consummation of the Merger if the Offer is not consummated, if the debt financing is not available to consummate the transaction, our remedies will be limited to receipt of a $57.5 million reverse termination fee from Parent. If we are required to seek stockholder approval for the Merger, the completion of the acquisition will be subject to majority stockholder approval at a special meeting.

We may not be able to comply with the financial tests or ratios required in order to comply with covenant requirements under our Senior Secured Credit Facility, which may impact our ability to draw funds and may result in the acceleration of the maturity of, and/or the termination of the Senior Secured Credit Facility.

Our Senior Secured Credit Facility agreement requires us to comply with or maintain certain financial tests and ratios and restricts our ability to:
• draw down on our existing line of credit or incur more debt;
• make certain investments and payments;
• fund additional letters of credit;
• pay cash dividends; and
• transfer or sell assets.
Our ability to comply with these covenants is subject to various risks and uncertainties. In addition, events beyond our control could affect our ability to comply with and maintain the financial tests and ratios required by this indebtedness. Any failure by us to comply with and maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to a substantial portion of our debt which would result in the acceleration of the maturity and/or the termination of our Senior Secured Credit Facility. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business in our sole discretion could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock during the three months ended June 30, 2012. The shares repurchased represent shares of our common stock that employees elected to surrender to us to satisfy their tax withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

(shares in thousands)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 - April 30, 2012	—	$—	—
May 1, 2012 - May 31, 2012	—	$—	—
June 1, 2012 - June 30, 2012	19	$12.98	—
Second Quarter 2012 Total	19	$12.98	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
Important Additional Information and Where to Find It

This Quarterly Report on Form 10-Q is neither an offer to purchase nor a solicitation of an offer to sell any shares of the common stock of the Company or any other securities. On July 17, 2012, Parent and Purchaser filed a tender offer statement on Schedule TO, including an offer to purchase, a letter of transmittal and related documents, with the SEC. Thereafter, the Company filed a solicitation/recommendation statement on Schedule 14D-9 with respect to the tender offer. The offer to purchase shares of the Company's common stock is only being made pursuant to the offer to purchase, the letter of transmittal and related documents filed with such Schedule TO. Investors and security holders are urged to read both the tender offer statement (including an offer to purchase, a related letter of transmittal and the other offer documents) and the solicitation/recommendation statement regarding the tender offer, as they may be amended from time to time, because they contain important information that should be read carefully before making any decision with respect to the tender offer. The tender offer statement has been filed with the SEC by Parent and Purchaser, and the solicitation/recommendation statement has been filed with the SEC by the Company. Investors and security holders may obtain a free copy of these statements, the Merger Agreement and other documents filed with the SEC at the website maintained by the SEC at www.sec.gov or by directing such requests to the information agent for the tender offer. In addition, the tender offer statement and related documentation may be obtained for free by directing such requests to Georgeson Inc., 199 Water Street, 26th Floor, New York, New York 10038, Toll-Free Telephone: (888) 505-6583 or email: MModal@georgeson.com, and the solicitation/recommendation statement and related documents may be obtained for free by directing such requests to the Company at Investor Relations, 9009 Carothers Parkway, Suite C-2, Franklin, Tennessee, or ir@mmodal.com.

Facilities Lease

On May 17, 2012, the Company entered into a new lease agreement ("lease") with RDU Center III LLC related to its offices totaling 18,350 square feet in Raleigh, NC. The lease will commence on the earlier of November 1, 2012 and "Substantial Completion of the Initial Improvements" as defined in the lease, and expires ninety-five months from the beginning of the lease term. The annual rental payments approximate $0.4 million per year with no required payments during the first eleven months, resulting in aggregate lease payments of approximately $3.1 million.

Senior Secured Credit Facility Waiver

On May 18, 2012, the Company entered into a Waiver Agreement (the "Waiver Agreement") by and among MModal CB Inc., a Delaware corporation ("MModal CB"), MModal MQ Inc., a New Jersey corporation ("MModal MQ"), MModal Services, Ltd., a New Jersey corporation ("Services” and, together with MModal CB and MModal MQ, the “Borrowers"), the Company, the other loan parties signatories thereto, the lenders signatories thereto (the "Lenders") and General Electric Capital Corporation, a Delaware corporation, as administrative agent (the "Administrative Agent").

The Waiver Agreement received the requisite consent of the Lenders holding a majority of the sum of the aggregate outstanding commitments under that certain Credit Agreement, dated as of October 1, 2010 (the "Credit Agreement"), among the Company, the Borrowers, the Lenders and the Administrative Agent, which governs the Senior Secured Credit Facility. The Credit Agreement provides for (i) a $200.0 million term loan and (ii) a $25.0 million revolving credit facility. The term loan is repayable in equal quarterly installments of $5.0 million commencing on the first fiscal quarter after the closing date, with the balance payable 5 years from the closing date.

The Waiver Agreement was executed in order to waive any default that may have arisen under the Credit Agreement related to a proposed acquisition.

The Lenders and the Administrative Agent and their affiliates have provided or may from time to time provide investment banking, financial advisory and other services to the Company, for which they have received customary fees and reimbursement of expenses, or for which they expect to receive customary fees and reimbursement of expenses, respectively.

Item 6. Exhibits
(a) Exhibits

No.	Description
10.1(1)	Form of Restricted Stock Unit Award Agreement between MModal Inc. and Certain Officers (Time-Based).

10.2(1)	Form of Restricted Stock Unit Award Agreement between MModal Inc. and Certain Officers (Performance-Based).

10.3*	Summary of Designated Independent Directors Compensation Program.

10.4*	Form Of Restricted Stock Award Agreement For Independent Directors

10.5*	Lease Agreement dated May 17, 2012 Between RDU Center III LLC and MModal Services, Ltd.

10.6*
Waiver Agreement, dated as of May 18, 2012, by and among MModal CB Inc., MModal MQ Inc. and MModal Services, Ltd., as Borrowers, MModal Inc., the other loan parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation, as administrative agent.

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

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 15, 2012.
* - Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMODAL INC.
Date:	August 8, 2012	/s/ Roger L. Davenport
Roger L. Davenport
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2012	/s/ Ronald L. Scarboro
Ronald L. Scarboro
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

No.	Description
10.3	Summary of Designated Independent Directors Compensation Program.

10.4	Form Of Restricted Stock Award Agreement For Independent Directors

10.5	Lease Agreement dated May 17, 2012 Between RDU Center III LLC and MModal Services, Ltd.

10.6
Waiver Agreement, dated as of May 18, 2012, by and among MModal CB Inc., MModal MQ Inc. and MModal Services, Ltd., as Borrowers, MModal Inc., the other loan parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation, as administrative agent.

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

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.