Form 10-Q/A
period 2012-06-30
MModal Inc.
filed 2012-08-17
CIK 1441567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission file number: 1-35069
MMODAL INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	98-0676666
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

9009 Carothers Parkway
Franklin, TN	37,067
(Address of Principal Executive Offices)	(Zip Code)
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

Explanatory Note

The purpose of this Amendment No. 1 to the MModal Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 8, 2012 (the “Form 10-Q”), is solely to furnish the interactive data files attached hereto as Exhibit 101 as required by Rule 405 of Regulation S-T. Exhibit 101 furnishes the financial statements and related notes formatted in Extensible Business Reporting Language (XBRL).

Users of this data are advised that the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended; and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits

No.	Description
10.1 (1)	Form of Restricted Stock Unit Award Agreement between MModal Inc. and Certain Officers (Time-Based).

10.2 (1)	Form of Restricted Stock Unit Award Agreement between MModal Inc. and Certain Officers (Performance-Based).

10.3 (2)	Summary of Designated Independent Directors Compensation Program.

10.4 (2)	Form Of Restricted Stock Award Agreement For Independent Directors

10.5 (2)	Lease Agreement dated May 17, 2012 Between RDU Center III LLC and MModal Services, Ltd.

10.6 (2)
Waiver Agreement, dated as of May 18, 2012, by and among MModal CB Inc., MModal MQ Inc. and MModal Services, Ltd., as Borrowers, MModal Inc., the other loan parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation, as administrative agent.

31.1 (2)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (2)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)	Filed with the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 15, 2012.

(2)	Filed with the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMODAL INC.
Date:	August 17, 2012	/s/ Roger L. Davenport
Roger L. Davenport
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 17, 2012	/s/ Ronald L. Scarboro
Ronald L. Scarboro
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
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